Form 10-Q
period 2009-06-30
RICI Linked - PAM Total Index Series, A Series of RICI Linked - PAM Advisors Fund, LLC
filed 2009-08-14
CIK 1462567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to _________________

Commission File number:     000-53647

RICI® Linked – PAM Advisors Fund, LLC
(Exact name of registrant as specified in charter)

Delaware	38-3743129
(State)	(IRS Employer Identification No.)

c/o Price Asset Management, Inc.
141 West Jackson Blvd., Suite 1340A
Chicago, IL	60604
(Address of Principal Executive Offices)	(Zip Code)

(312) 261-4431
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal years, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]	No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                                FINANCIAL STATEMENTS

The following financial statements of RICI® Linked – PAM Total Index Series, a series of RICI® Linked – PAM Advisors Fund, LLC are included in Item 1:

RICI ® Linked - PAM Total Index Series, a series of
RICI ® Linked - PAM Advisors Fund, LLC

Statements of Financial Condition
June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	June 30, 2009	December 31, 2008
Assets

Equity in broker trading account
Cash	$16,904,997	$24,086,705
Net unrealized loss on open futures contracts	(2,793,956)	(1,557,821)
	14,111,041	22,528,884

Cash and cash equivalents	109,444,116	27,055,834
Investments
Government-sponsored enterprises, at fair value	-	39,999,300
Mutual funds, at fair value	10,120,420	116,488
Interest receivable	8,289	13,193
Other assets	25,056	40,090

Total assets	$133,708,922	$89,753,789

Liabilities and Members' Equity

Accrued operating expenses	$29,080	$58,248
Management fee payable to Managing Member	64,346	47,332
Servicing fee payable to selling agent	21,434	22,987
Redemptions payable	1,642,434	1,322,512
Subscriptions received in advance	14,841,901	2,280,000
Early withdrawal charges payable	-	1,235
	16,599,195	3,732,314
Members' equity	117,109,727	86,021,475

Total liabilities and members' equity	$133,708,922	$89,753,789

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Total Index Series, a series of RICI ® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments
June 30, 2009 (Unaudited)

		Unrealized
		Gain (Loss)
		on Open	Percent of
		Futures	Members'
		Contracts	Equity
		(at Fair Value)	(Net Assets)
Long Futures contracts *

United States
Energy		$(176,009)	(0.15	) %
Grains		(3,283,312)	(2.80)
Meats		(11,490)	(0.01)
Metals		(271,210)	(0.23)
Softs		(912,937)	(0.78)
Total futures - United States		(4,654,958)	(3.97)

Foreign
Energy		(52,555)	(0.04)
Grains		4,143	0.00
Metals		1,943,879	1.66
Softs		(34,465)	(0.03)
Total futures - Foreign		1,861,002	1.59

Total long futures contracts		$(2,793,956)	(2.38	) %

			Percent of
			Members'
			Equity
	Cost	Fair Value	(Net Assets)
Mutual Funds

United States
UBS Select Treasury Institutional Fund	$ 10,120,420	$10,120,420	8.64%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Total Index Series, a series of RICI ® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments, Continued
December 31, 2008 (Audited)

		Unrealized
		Gain (Loss)
		on Open	Percent of
		Futures	Members'
		Contracts	Equity
		(at Fair Value)	(Net Assets)
Long Futures contracts*

United States
Energy		$532,478	0.62%
Grains		891,817	1.04
Meats		(38,710)	(0.05)
Metals		607,040	0.71
Softs		(331,544)	(0.39)
Total futures - United States		1,661,081	1.93

Foreign
Energy		243,875	0.28
Grains		(27,451)	(0.03)
Metals		(3,535,296)	(4.11)
Softs		99,970	0.12
Total futures - Foreign		(3,218,902)	(3.74)

Total long futures contracts		$(1,557,821)	(1.81	) %

			Percent of
			Members'
			Equity
	Cost	Fair Value	(Net Assets)
Government-Sponsored Enterprises

Federal Home Loan Bank
$10,000,000 discount note, due 01/20/2009	$9,860,228	$10,000,000	11.63%

Federal National Mortgage Association
$10,000,000 discount note, due 02/17/2009	9,898,481	10,000,000	11.63
$10,000,000 discount note, due 02/02/2009	9,905,111	10,000,000	11.63
$ 5,000,000 discount note, due 02/17/2009	4,949,240	5,000,000	5.81
$ 3,000,000 discount note, due 03/20/2009	2,962,358	2,999,700	3.48
$ 2,000,000 discount note, due 03/30/2009	1,974,065	1,999,600	2.32

Total Government-sponsored enterprises	$39,549,483	$39,999,300	46.50%

Mutual Funds

United States
UBS Select Treasury Institutional Fund	$116,488	$116,488	0.14%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Total Index Series, a series of RICI ® Linked - PAM Advisors Fund, LLC

Statements of Operations
For the Three Months and Six Months Ended June 30, 2009 and 2008 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Trading gains and losses
Realized gains	$22,361,235	$18,165,422	$13,860,417	$29,617,494
Change in unrealized gains (losses) on open futures contracts	(5,840,080)	8,612,753	(1,236,135)	5,209,821
Change in unrealized losses on investments	-	(421,510)	-	(178,466)
Brokerage commissions	(74,509)	(77,274)	(146,725)	(139,650)
Net trading gains	16,446,646	26,279,391	12,477,557	34,509,199

Investment income
Interest and dividends income	118,088	1,294,077	199,367	2,146,405
Other income	-	-	1,235	-
	118,088	1,294,077	200,602	2,146,405

Expenses
Management fees	176,415	267,403	312,294	458,915
Operating expenses	70,093	59,065	112,789	129,592
Servicing fees	21,434	30,068	39,635	46,311
	267,942	356,536	464,718	634,818

Net investment income (loss)	(149,854)	937,541	(264,116)	1,511,587

Net income	$16,296,792	$27,216,932	$12,213,441	$36,020,786

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Total Index Series, a series of RICI ® Linked - PAM Advisors Fund, LLC

Statement of Changes in Members' Equity (Net Assets)
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

	Managing Member	Non-Managing Members	Total
Members' equity (net assets) December 31, 2008	$17,430	$86,004,045	$86,021,475
Contributions	10,000	22,924,043	22,934,043
Redemptions	-	(4,059,232)	(4,059,232)
Net income for the six months ended June 30, 2009	3,249	12,210,192	12,213,441

Members' equity (net assets) June 30, 2009	$30,679	$117,079,048	$117,109,727

Members' equity (net assets) December 31, 2007	$-	$89,147,063	$89,147,063
Contributions	-	61,517,078	61,517,078
Redemptions	-	(7,285,070)	(7,285,070)
Net income for the six months ended June 30, 2008	-	36,020,786	36,020,786

Members' equity (net assets) June 30, 2008	$-	$179,399,857	$179,399,857

The accompanying notes are an integral part of these financial statements.

RICI® Linked – PAM Total Index Series, a series of
RICI® Linked – PAM Advisors Fund, LLC
Notes to Financial Statements

Note 1.                  Nature of Operations and Significant Accounting Policies

The RICI® Linked – PAM Total Index Series (the Fund) is a series of the RICI® Linked – PAM Advisors Fund, LLC (the Company), a limited liability company organized under the Delaware Limited Liability Company Act.  The Fund and the Company engage in the speculative trading of commodity futures, options on futures, forward contracts and other derivatives on exchanges and markets located in the United States and abroad.  These financial statements incorporate the financial condition, results of operations and changes in members’ equity (net assets) of the Fund only, and not those of the other series of the Company or the Company as a whole.

Series of Membership Interests:  The Company is currently offering four series (each, a Series) of limited liability company interests (Interests): the Fund, the RICI® Linked - PAM Energy Sector Series, RICI® Linked - PAM Agricultural Sector Series, and the RICI® Linked - PAM Metals Sector Series.  Each Series invests substantially all of its assets in derivative contracts theoretically representing the commodity positions contained in the Rogers International Commodity Index (the Index), or a sub-index thereof.  Each Series is designed to be a portfolio diversification option - not a complete investment program - for sophisticated investors seeking exposure to commodities.  Currently, two Series have commenced trading, the Fund which began trading May 8, 2007 and the RICI® Linked – PAM Agricultural Sector Series which began trading February 1, 2008.

RICI Linked – PAM Total Index Series: The Fund is comprised of three commodity products sectors encompassing 36 markets world wide.

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Fund to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments:  Securities and derivative financial instruments are recorded at fair value.

Net Asset Value:  “Net Asset Value” or “Net Assets” associated with the Fund is the sum of all cash plus securities, at fair value, plus the liquidating value of all open commodity positions maintained by the Fund, less all liabilities of the Fund determined in accordance with GAAP.

Cash and Cash Equivalents:  Cash and cash equivalents include highly liquid instruments with original maturities of three months or less at the date of acquisition.

Income Recognition:  Investments in securities and derivative financial instruments and related expenses are recorded on a trade date basis.  Gains and losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) at the date of the statement of financial condition are included in equity in trading accounts.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.

Clearing and Exchange Fees:  Clearing and exchange fees are included in brokerage commissions.

Ongoing Offering Expenses:  Ongoing offering expenses are charged as incurred.

Income Taxes:  No provision for income taxes has been made in these financial statements because Members are individually responsible for reporting income or loss based on their respective shares of the Fund’s income and expenses as reported for income tax purposes. The Fund has evaluated the application of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) entitled Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, and has determined that FIN 48 does not have a material impact on the Fund’s financial statements.  In connection with the application of FIN 48, the Fund has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The Fund files U.S. federal and state tax returns.  The 2007 and 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Translation of Foreign Currencies:  The Fund’s functional currency is the U.S. dollar; however, it transacts business in foreign currencies.  Investments denominated in foreign currencies are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in foreign currencies are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported as part of the trading gains and losses in the statement of operations.

Statement of Cash Flows:  The Fund has elected not to present a statement of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

RICI® Linked – PAM Total Index Series, a series of
RICI® Linked – PAM Advisors Fund, LLC
Notes to Financial Statements

Note 1.                      Nature of Operations and Significant Accounting Policies, Continued

Redemptions Payable:  Pursuant to the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), redemptions approved by the Managing Member prior to month end with a fixed effective date and fixed amount are recorded as redemptions payable as of month end.

Recent Accounting Pronouncements:  In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (SFAS 165) which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  The FASB Accounting Standards Codification™ (Codification) will be the single source of authoritative nongovernmental GAAP.  The Codification will launch on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  The Codification is not expected to change GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database.  After the Codification launch on July 1, 2009 only one level of authoritative GAAP will exist, other than guidance issued by the Securities and Exchange Commission (SEC).  All other accounting literature excluded from the Codification will be considered non-authoritative.  The Codification will have an impact on the Fund’s financial statement disclosures since all future references to authoritative accounting literature will have to be referenced in accordance with the Codification.

Note 2.                  Fair Value of Financial Instruments

Effective January, 1, 2008, the Fund adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, (SFAS 157) issued by the FASB, which did not have a material impact on the Fund’s financial condition or results of operations.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined under SFAS 157 as assumptions market participants would use in pricing an asset or liability.  The three levels of the fair value hierarchy under SFAS 157 are described below.

Level 1.  Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2.  Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and fair value is determined through the use of models or other valuation methodologies.  A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3.  Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.  The inputs into the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Fund’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The following section describes the valuation techniques used by the Fund to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

The fair values of exchange traded futures contracts are based upon exchange settlement prices.  Fair value of non-exchange traded futures contracts is based on third-party quoted dealer values on the Interbank market.  Money market funds are valued using quoted market prices.  Shares of mutual funds are valued at the net asset value based on quoted market prices.  Government-sponsored enterprises are stated at cost plus accrued interest, which approximates fair value.  These financial instruments are classified as Level 1 of the fair value hierarchy.

The following table summarizes the Fund’s assets measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 using the fair value hierarchy of SFAS 157:

RICI® Linked – PAM Total Index Series, a series of
RICI® Linked – PAM Advisors Fund, LLC
Notes to Financial Statements

Note 2.                      Fair Value of Financial Instruments, Continued

	June 30, 2009	December 31, 2008
Description	Level 1	Level 1

Equity in broker trading account
Futures contracts	$ (2,793,956)	$ (1,557,821)
Cash and cash equivalents
Money market funds	43,681,980	20,514,398
Government-sponsored enterprises	-	39,999,300
Mutual funds	10,120,420	116,488
Total assets at fair value	$ 51,008,444	$ 59,072,365

There were no Level 2 or Level 3 assets or liabilities as of June 30, 2009 and as of December 31, 2008.

In addition, substantially all of the Fund’s other assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, are at carrying amounts that approximate fair value because of the short maturity of the instruments.

Derivative Instruments:

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to provide users of financial statements with an enhanced understanding of the use of derivative instruments, financial performance, and cash flows. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on agreements. SFAS 161 is effective for financial statements issued for the Fund’s first fiscal year beginning after November 15, 2008. The Fund adopted the provisions of SFAS 161 effective January 1, 2009.

The Fund’s derivative contracts are comprised of futures contracts. These derivative contracts are recorded on the statements of financial condition as assets measured at fair value and the related realized and unrealized gain (loss) associated with these derivatives is recorded in the statements of operations. The Fund has considered the counterparty credit risk related to all its futures contracts and does not deem any counterparty credit risk material at this time. The Fund does not designate any derivative instruments as hedging instruments under SFAS 133.

As of June 30, 2009 and for the three and six months ended June 30, 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition and the statements of operations:

The following tables summarize quantitative information required by SFAS 161:

Derivatives not designated as hedging instruments under SFAS 133

Futures contracts	Asset Derivatives June 30, 2009	Liability Derivatives June 30, 2009	Net

Grains	$14,723	$(3,625,340)	$(3,610,617)

Metals	3,152,513	(1,479,844)	1,672,669

Energy	276,719	(505,282)	(228,563)

Meats	42,070	(53,560)	(11,490)

Softs	201,454	(817,409)	(615,955)

	$3,687,479	$(6,481,435)	$(2,793,956)

RICI® Linked – PAM Total Index Series, a series of
RICI® Linked – PAM Advisors Fund, LLC
Notes to Financial Statements

Note 2.                  Fair Value of Financial Instruments, Continued

Trading Revenue For the Three Months Ended June 30, 2009	Trading Revenue For the Six Months Ended June 30, 2009	Trading Revenue For the Three Months Ended June 30, 2009	Trading Revenue For the Six Months Ended June 30, 2009
Futures contracts	Total	Futures contracts	Total	Line Item in Income Statement	Amount	Line Item in Income Statement	Amount

Energy	$8,836,445	Energy	$12,539,201	Realized	$13,860,417	Realized	$22,361,235
Grains	(1,774,517)	Grains	(449,588)	Change in Unrealized	(1,236,135)	Change in Unrealized	(5,840,080)
Meats	(349,640)	Meats	(140,150)
Metals	4,962,908	Metals	3,425,317
Softs	949,086	Softs	1,146,375

	$12,624,282		$16,521,155		$12,624,282		$16,521,155

Trading revenue is exclusive of brokerage commissions.

For the three and six months ended June 30, 2009, the monthly average of futures contracts bought and sold was 3,911 and 3,902 respectively.

Note 3.                  The Managing Member

Price Asset Management, Inc., an Illinois corporation, is the managing member, commodity pool operator and commodity trading advisor of the Fund (the Managing Member).

The Managing Member will maintain a capital account balance in each Series sufficient for such Series to be treated as a partnership for federal income tax purposes (which may be $0) and may make redemptions from its capital accounts without notice to the non-managing Members (the Non-Managing Members).  The Managing Member is not subject to the Managing Member’s management fee (Management Fee), but will otherwise bear its proportionate share of each Series’ expenses.

Note 4.                  Fees and Expenses

The Fund pays the Managing Member a monthly Management Fee of 0.054167 percent of the month-end Net Asset Value of each Non-Managing Member’s capital account in the Fund (0.65 percent per annum).  The Managing Member may waive or reduce its Management Fee in respect of any Non-Managing Member without entitling any other Non-Managing Member to a similar waiver or reduction.  There were no waived fees for the three and six months ended June 30, 2009 and 2008.  The Management Fee for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008 was $176,415, $267,403, $312,294 and $458,915, respectively, and is reflected in the statements of operations.

Non-Managing Members in the Fund who are introduced to the Fund by their respective selling agents will be charged a monthly service fee of up to 0.0833 percent (1 percent per annum), or as otherwise agreed between the Non-Managing Member and its selling agent.  A Non-Managing Member introduced through Uhlmann Price Securities, LLC (the Marketing Representative) by a registered investment adviser that has a substantive relationship with the Marketing Representative pre-existing the date of any recommendation to an advisory client will not be charged a service fee.  The Marketing Representative is an affiliate of the Managing Member and a related party through common ownership and will be paid by the Managing Member.  The Fund incurred $21,434, $30,068, $39,635 and $46,311 of servicing fees to the selling agents (Servicing Fees) during the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008, respectively.

The Fund pays all of its own legal, accounting, auditing, reporting, administrative and initial and ongoing offering expenses.

Any expenses of the Company as a whole, and not specific to any Series, will be allocated ratably among the Series, including the Fund, in the ratio that the Net Asset Value of each Series bears to the aggregate Net Asset Value of all Series.  The Managing Member believes this allocation method to be reasonable.

RICI® Linked – PAM Total Index Series, a series of
RICI® Linked – PAM Advisors Fund, LLC
Notes to Financial Statements

Note 5.                  Contributions, Redemptions and Distributions

The minimum initial subscription for new investors is $25,000.  For existing investors in the Fund, the minimum additional subscription amount is $10,000.  Subscriptions will be effective at the opening of business on the first day of trading of the next calendar month.  The Managing Member may, in its absolute discretion, accept or reject subscriptions, in whole or in part, and waive the minimum investment amounts.

Non-Managing Members may redeem some or all of their interest in the Fund as of the end of any calendar month upon five business days’ prior written notice.  Redemptions from the Fund made prior to the end of the sixth full calendar month following a Non-Managing Member’s initial investment in the Fund are subject to a redemption charge, payable to the Fund, equal to 1 percent of the amount redeemed, provided that such charge will not apply if the redemption is a deemed redemption resulting from a request to exchange Interests in an existing Series (including the Fund) to a new Series (including the Fund).  The Managing Member may defer or suspend redemption rights under certain circumstances.

Distributions may be made at the discretion of the Managing Member.  Distributions need not be made pro rata to all Non-Managing Members of the Fund based on the balance of their capital accounts.  However, given the monthly liquidity of the Fund, no distributions are anticipated.

Note 6.                  Equity in Trading Accounts

Cash and financial instruments held at the Fund’s clearing broker collateralize amounts due to the clearing broker, if any, and may serve to satisfy regulatory or clearing broker margin requirements.  The Fund earns interest on its assets deposited with such clearing broker.  At June 30, 2009 and December 31, 2008, cash held at the clearing broker in the amount of $16,904,997 and $24,086,705, respectively, served to satisfy margin requirements.

Note 7.                  Trading Activities and Related Risks

The Fund is exposed to both market risk, the risk arising from changes in the market value of the financial instruments, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Market Risk:  The Fund engages in the speculative trading of derivative financial instruments that involve varying degrees of off balance sheet market risk whereby changes in the market values of the underlying commodities may result in changes in the value of the derivative financial instruments in excess of the amounts reflected in the statements of financial condition.  Theoretically, the Fund is exposed to a market risk equal to the notional value of futures and forward contracts purchased.  As both a buyer and seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.  Written options expose the Fund to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid.

Credit Risk and Concentration of Credit Risk:  Credit risk arises primarily from the potential inability of counterparties, such as clearing brokers, banks or other financial institutions, to perform in accordance with the terms of a contract.  The Fund’s exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all contracts in which the Fund has a gain plus the value, or a portion thereof, of the margin or collateral held by the counterparty.  Exchange traded financial instruments, such as financial futures, generally do not give rise to significant counterparty exposure due to daily cash settlement procedures for daily gains and losses and the margin requirements of the individual exchanges.  The Fund clears all of its trades through a broker.  In the event a broker does not fulfill its obligations, the Fund may be exposed to risk.

The Fund maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

The Managing Member has established procedures to actively monitor the creditworthiness of the counterparties with which it conducts business in order to minimize market and credit risks.  The Non-Managing Members bear the risk of loss only to the extent of the value of their respective investments and, in certain circumstances, distributions and redemptions received.

RICI® Linked – PAM Total Index Series, a series of
RICI® Linked – PAM Advisors Fund, LLC
Notes to Financial Statements

Note 8.                  Financial Highlights

Financial highlights for Non-Managing Members of the Fund for the three and six months ended June 30, 2009 and 2008 follow.

Three months ended June 30,	Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total return	17.06%	18.20%	11.44%	29.44%

Ratios to average members’ equity (net assets) (1)
Expenses, including Servicing Fees (2)	1.05%	.92%	.99%	.94%
Net investment income (loss) (3)	(.59)%	2.41%	(.56)%	2.24%

Each ratio is calculated for the Non-Managing Members taken as a whole.  Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the year.  The computation of an individual Non-Managing Member’s ratios may vary from the ratios calculated above based on the timing of capital transactions.

(1)	Annualized

(2)	The ratio of operating expenses to average members’ equity (net asset) values does not include brokerage commissions.

(3)	Net investment income does not include net realized and unrealized gains and losses and the related brokerage commissions of the Fund.

Note 9.                  Indemnifications

In the normal course of business, the Fund enters into contracts that contain a variety of representations and warranties that provide indemnifications under certain circumstances.  The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred.  The Managing Member expects the risk of loss to be remote.

Note 10.                  Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2009, the statements of operations for the three and six months ended June 30, 2009 and 2008 and changes in members’ equity (net asset value) for the three and six months ended June 30, 2009 and 2008 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of June 30, 2009, results of operations for the three and six months ended June 30, 2009 and 2008 and changes in members’ equity (Net Asset Value) for the three and six months ended June 30, 2009 and 2008.  The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10 as filed with the SEC.

Note 11.                  Subsequent Events

Subsequent to June 30, 2009, subscriptions and redemptions of Interests were $25,890,224 and $1,193,164, respectively.

The Managing Member evaluated subsequent events through August 14, 2009, the date these financial statements were issued.  There are no additional subsequent events to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

The Fund generally holds approximately 90% of its assets as cash, cash equivalents with maturities of three months or less, and U.S. government-sponsored enterprises or securities (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions.  The aforementioned positions are withdrawn, as necessary, to pay redemptions and expenses.  The Managing Member will commit the remaining assets (expected to be between approximately 10% and 20%) of the Fund to margin the Fund’s futures, forward and swap positions.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading, the Fund’s assets are highly liquid and are expected to remain so.  During its operations through June 30, 2009, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Fund.

CAPITAL RESOURCES

Investors may be admitted to the Fund when permitted by the Managing Member generally, investors will only be admitted at the opening of business on the first day of trading of the next calendar month. A Member may require the Fund to redeem some or all of his interest as of the end of any calendar month on at least five business days’ prior written notice.

The amount of capital raised for the Fund should not have a significant impact on its operations, as the Fund has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and expenses.  Within broad ranges of capitalization, the Managing Member’s trading positions should increase or decrease in approximate proportion to the size of the Fund.

The Fund raises additional capital only through the sale of Interests and capital is increased through trading profits (if any) and through interest income.  The Fund does not engage in borrowing.

Due to the nature of the Fund’s business, substantially all its assets are represented by cash, cash equivalents with maturities of three months or less, and U.S. government-sponsored enterprises or securities (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions, while the Fund maintains its market exposure through open futures contract positions.

The Fund trades futures contracts on U.S. and non-U.S. markets, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges.  Further, the Fund’s counterparties or brokers may require margin in excess of minimum exchange requirements.  Risk arises from changes in the value of these instruments (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the notional value, or face amount, of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The counterparty for futures contracts traded in the U.S. is the clearinghouse associated with the relevant exchange.  Clearinghouse arrangements are generally perceived to reduce credit risk because, in general, clearinghouses are backed by the corporate members of the clearinghouses, which are required to share any financial burden resulting from the non-performance of any one of the members of the clearinghouse.

All of the contracts currently traded by the Managing Member on behalf of the Fund are exchange-traded, although the Managing Member is authorized to, and may in the future, trade over-the-counter forward and swap contracts.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Fund must rely solely on the credit of its respective trading counterparties, whereas exchange-traded contracts are generally, but not universally, backed by the collective credit of the members of the clearinghouse.  In the future, the Fund may enter into non-exchange traded contracts and be subject to the credit risk associated with counterparty non-performance.  The Managing Member attempts to control credit risk associated with off-exchange transactions, if any, by dealing exclusively with large, well capitalized banks and dealers.

RESULTS OF OPERATIONS

The rules the Managing Member follows in trading the Index on behalf of the Fund do not predict price movements, nor do they rely on fundamental economic supply or demand analysis or on macroeconomic assessments of the relative strengths of different national economies or economic sectors.  Instead, the rules are designed to follow passively changes in an index of raw materials traded in the world markets and, unlike with operating companies, operational or micro-economic trends have no relevance to the Fund’s results.  Generally, if prices of commodities rise, then the value of an investment in the Fund should appreciate. Correspondingly, if commodity prices decline, then the value of an investment in the Fund should go down.  The Fund’s success depends on the increasing price of the raw materials represented by the Index.  Members will receive a positive return on investment only if the prices of the raw materials represented in the Fund’s portfolio (plus interest income) increase at a rate that exceeds the Management Fee, the Servicing Fee (if applicable) and other expenses of the Fund.

The performance summary set forth below is an outline description of how the Fund has performed in the past.  The Fund portfolio is marked-to-market every trading day and its trading accounts are credited or debited with its daily gains or losses. The Fund’s past performance is not necessarily indicative of how it will perform in the future.

Three Months ended June 30, 2009

During the second quarter of 2009, the Fund achieved a net realized and unrealized gain of $16,446,646 from its trading operations, which is net of brokerage commissions of $74,509.  The Fund incurred total expenses of $267,942, including $176,415 in Management Fees (paid to the Managing Member), $21,434 in Servicing Fees (paid to Selling Agents) and $70,093 in operating expenses.  The Fund earned $118,088 in interest income and other investment income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain (Loss)
Agricultural	0.9%
Energy	11.2%
Metals	3.3%

Total Portfolio	15.4%

The Fund posted a net gain of 1.7% in April.  The agricultural and metals sectors posted moderate gains of 1.15% and 1.03%, respectively, while the energy sector posted a loss of (0.51)%.  Highest grossing commodities for the Fund’s performance in April were tin, nickel, cotton, soybean meal and soybeans.

The Fund posted a net gain of 15.0% in May. The agricultural, metals and energy sectors posted gains of 3.18%, 1.88% and 9.96%, respectively. Highest grossing commodities for the Fund’s performance in May were crude oil, brent crude, RBOB gasoline, silver and heating oil.

The Fund posted a net loss of (1.3)% in June. The energy and metals sectors posted gains of 1.68% and 0.04%, respectively, while the agricultural sector posted a loss of (3.37)%.  Highest grossing commodities for the Fund’s performance in June were aluminum, sugar, nickel, barley and azuki beans.

Three Months ended March 31, 2009

During the first quarter of 2009, the Fund achieved a net realized and unrealized loss of $3,969,089 from its trading operations, which is net of brokerage commissions of $72,216.  The Fund incurred total expenses of $196,776, including $135,879 in Management Fees (paid to the Managing Member), $18,201 in Servicing Fees (paid to Selling Agents) and $42,696 in operating expenses.  The Fund earned $82,514 in interest income and other investment income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain (Loss)
Agricultural	(1.8)%
Energy	(4.0)%
Metals	1.9%

Total Portfolio	(3.9)%

The Fund posted a net loss of (5.1)% in January. The energy and agriculture sectors posted losses of (4.24)% and (0.94)%, respectively, while the metals sector posted a slight gain of 0.01%.  Highest grossing commodities for the Fund’s performance in January were RBOB gasoline, lead, silver, sugar and orange juice.

The Fund posted a net loss of (3.8)% in February. The agriculture and energy sectors posted losses of (2.65)% and (1.61)%, respectively, while the metals sector posted a gain of 0.42%. Highest grossing commodities for the Fund's performance in February were platinum, copper, sugar, rice, silver and gold.

The Fund posted a net gain of 5.0% in March. The agriculture, energy, and metals sectors posted gains of 1.76%, 1.72%, and 1.42%, respectively.  Highest grossing commodities for the Fund's performance in March were crude oil, copper, corn, brent oil and lead.

Three Months ended June 30, 2008

During the second quarter of 2008, the Fund achieved a net realized and unrealized gain of $26,279,391 from its trading operations, which is net of brokerage commissions of $77,274.  The Fund incurred total expenses of $356,536, including $267,403 in Management Fees (paid to the Managing Member), $30,068 in Servicing Fees (paid to Selling Agents) and $59,065 in operating expenses.  The Fund earned $1,294,077 in interest income and other investment income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain (Loss)
Agricultural	3.0%
Energy	15.9%
Metals	(0.9)%

Total Portfolio	18.0%

The Fund posted a net gain of 4.7% in April.  The metals sector posted a loss of (0.46)%, while the energy and agricultural sectors posted gains of 5.02% and 0.18%, respectively.  Highest grossing commodities for the Fund’s performance in April were cocoa, tin, crude oil, soybean oil and brent crude.

The Fund posted a net gain of  3.9% in May. The  agricultural and metals sectors posted losses of  (0.84)% and  (1.20)%, respectively, while the  energy sector posted a gain of  5.88%.  Highest grossing commodities for the Fund’s performance in May were heating oil, unleaded gas, brent crude, gas oil and crude oil.

The Fund posted a net  gain of  8.7% in June.  The agricultural, energy and metals sectors   posted gains of  3.74%,  4.10% and  0.71%, respectively.   Highest grossing commodities for the Fund’s performance in June were soybean meal, corn, soybeans, cocoa and tin.

Three Months ended March 31, 2008

During the first quarter of 2008, the Fund achieved a net realized and unrealized gain of $8,229,808 from its trading operations, which is net of brokerage commissions of $62,376.  The Fund incurred total expenses of $278,281, including $ 191,512 in Management Fees (paid to the Managing Member), $16,243 in Servicing Fees (paid to Selling Agents) and $70,526 in operating expenses.  The Fund earned $852,328 in interest income and other investment income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain (Loss)
Agricultural	1.0%
Energy	4.1%
Metals	3.9%

Total Portfolio	9.0%

The Fund posted a net gain of  3.0% in January.  The  energy sector posted  a loss of  (1.15)%, while the  agricultural and metals sectors posted gains of 1.39% and 2.18%, respectively.  Highest grossing commodities for the Fund’s performance in January were aluminum, sugar, cocoa, silver and platinum.

The Fund posted a net gain of 12.5% in February. The agricultural, energy and metals  sectors posted  gains of 4.50%, 4.70%  and  3.15%, respectively.  Highest grossing commodities for the Fund’s performance in February were palladium, oats, soybean oil, platinum and canola.

The Fund posted a net  loss of  (5.5)% in March.  The agricultural and metals sectors posted losses of (4.72)% and  (1.44)%, respectively, while the energy sector posted a gain of  0.55%.  Highest grossing commodities for the Fund’s performance in March were rice, tin, gas oil, natural gas and heating oil.

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Fund trades in futures, and may trade in forward and swap, contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Managing Member was unable to offset such positions, the Fund could experience substantial losses. The Managing Member attempts to minimize market risk through real-time monitoring of open positions, diversification of the portfolio and  investing nearly 90% of the Fund’s assets in cash, cash equivalents with maturities of three months or less, and U.S. government-sponsored enterprises or securities (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-

authorized investments and certain money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits through one or more federally chartered U.S. banking institutions.

In addition to market risk, in entering into futures, and potentially forward and swap, contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

OFF-BALANCE SHEET ARRANGEMENTS

The Fund does not enter into off-balance sheet arrangements with other entities.

CONTRACTUAL OBLIGATIONS

The Fund does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Fund’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts.  All such contracts are settled by offset, not delivery.  The Financial Statements of the Fund present a Condensed Schedule of Investments setting forth net unrealized gains (losses) of the Fund’s open futures contracts at June 30, 2009 and December 31, 2008.

CRITICAL ACCOUNTING ESTIMATES – VALUATION OF THE FUND’S POSITIONS

Fund securities and derivative financial instruments are recorded at fair value.  The fair values of exchange traded futures contracts are based upon exchange settlement prices.  Fair value of non-exchange traded futures contracts is based on third-party quoted dealer values on the Interbank market.  Money market funds are valued using quoted market prices.  Shares of mutual funds are valued at the Net Asset Value based on quoted market prices.  Government-sponsored enterprises are stated at cost plus accrued interest, which approximates fair value.

The Fund accounts for subscriptions, allocations and redemptions on a per Member capital account basis.  Income or loss is allocated pro rata to the capital accounts of all Members.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period.  The Managing Member believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates.

The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  The Managing Member further believes that, based on the nature of the business and operations of the Fund, no other reasonable assumptions relating to the application of the Fund’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

ITEM 3.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.                                CONTROLS AND PROCEDURES

The Managing Member with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Fund.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

The Fund is not aware of any pending legal proceedings to which either the Fund is a party or to which any of its assets are subject. The Fund has no subsidiaries.

Item 1A. Risk Factors

Not required.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Interests are sold on a monthly basis through the Marketing Representative and certain selling agents.  The offering price of an Interest is the average Net Asset Value of all outstanding Interests on the date of issue.  Between April 1, 2009 and June 30, 2009, the Fund issued Interests to both new and existing Members in monthly closings as set forth in the following chart.

Date of Closing	Number of Members (New and Existing)	Dollar Amount of Interests Sold
April 30, 2009	22	$4,101,052
May 31, 2009	18	$9,537,187
June 30, 2009	30	$4,385,181

Each of the foregoing Interests was privately offered and sold only to “accredited investors,” as defined in Rule 501(a) under the Securities Act of 1933 (the 1933 Act), in reliance on the exemption from registration provided by Rule 506 under the 1933 Act, and are persons with whom the Managing Member, the Marketing Representative or a selling agent have a pre-existing substantive relationship and with respect to whom it has been determined that the Interests are a suitable investment.

The following table summarizes the redemptions by Members during the three months ended June 30, 2009:

Date of Closing	Total Amount of Redemptions
April 30, 2009	$323,196
May 31, 2009	$198,260
June 30, 2009	$1,642,434

Item 3.                      Defaults upon Senior Securities.

Not applicable.

Item 4.                      Submissions of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2009	RICI® Linked – PAM Advisors Fund, LLC
(Registrant)

By: Price Asset Management, Inc.
Managing Member

By: /s/Walter Thomas Price III
Walter Thomas Price III
Principal Executive Officer

By: /s/Allen D. Goodman
Allen D. Goodman
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1