Form 10-Q
period 2009-09-30
RICI Linked - PAM Total Index Series, A Series of RICI Linked - PAM Advisors Fund, LLC
filed 2009-11-16
CIK 1462567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File number:     000-53647

RICI® Linked – PAM Advisors Fund, LLC

(Exact name of registrant as specified in charter)

Delaware	38-3743129
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Price Asset Management, Inc.
141 West Jackson Blvd., Suite 1340A
Chicago, IL	60604
(Address of Principal Executive Offices)	(Zip Code)

(312) 261-4431

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal years, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                                FINANCIAL STATEMENTS

The following unaudited financial statements of RICI® Linked – PAM Advisors Fund, LLC and RICI® Linked – PAM Total Index Series are included in Item 1:

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Statements of Financial Condition
September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	September 30, 2009	December 31, 2008
Assets

Equity in broker trading account
Cash	$18,454,643	$24,086,705
Net unrealized gain (loss) on open futures contracts	1,696,461	(1,557,821)
	20,151,104	22,528,884

Cash and cash equivalents	131,921,598	27,055,834
Investments
Government-sponsored enterprises, at fair value	-	39,999,300
Mutual funds, at fair value	10,121,428	116,488
Interest receivable	5,911	13,193
Other assets	17,539	40,090

Total assets	$162,217,580	$89,753,789

Liabilities and Members' Equity (Net Assets)

Accrued operating expenses	$104,932	$58,248
Management fee payable to Managing Member	82,507	47,332
Servicing fee payable to selling agent	23,658	22,987
Redemptions payable	676,743	1,322,512
Subscriptions received in advance	9,745,292	2,280,000
Early withdrawal charges payable	-	1,235
	10,633,132	3,732,314
Members' equity (net assets)	151,584,448	86,021,475

Total liabilities and members' equity (net assets)	$162,217,580	$89,753,789

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Condensed Schedule of Investments
September 30, 2009 (Unaudited)
		Unrealized
		Gain (Loss)
		on Open	Percent of
		Futures	Members'
		Contracts	Equity
		(at Fair Value)	(Net Assets)
Futures contracts *

United States
Energy		$1,457,477	0.96%
Grains		(2,694,107)	(1.78)
Meats		69,000	0.05
Metals		1,033,925	0.68
Softs		280,994	0.19
Total futures - United States		147,289	0.10

Foreign
Energy		414,710	0.27
Grains		(2,747)	(0.00)±
Metals		1,208,842	0.80
Softs		(71,633)	(0.05)
Total futures - Foreign		1,549,172	1.02

Total futures contracts		$1,696,461	1.12%

			Percent of
			Members'
			Equity
	Cost	Fair Value	(Net Assets)
Mutual Funds

United States
UBS Select Treasury Institutional Fund	$10,121,428	$10,121,428	6.68%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented. ± Due to rounding

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Condensed Schedule of Investments, Continued
December 31, 2008 (Audited)
		Unrealized
		Gain (Loss)
		on Open	Percent of
		Futures	Members'
		Contracts	Equity
		(at Fair Value)	(Net Assets)
Futures contracts*

United States
Energy		$532,478	0.62%
Grains		891,817	1.04
Meats		(38,710)	(0.05)
Metals		607,040	0.71
Softs		(331,544)	(0.39)
Total futures - United States		1,661,081	1.93

Foreign
Energy		243,875	0.28
Grains		(27,451)	(0.03)
Metals		(3,535,296)	(4.11)
Softs		99,970	0.12
Total futures - Foreign		(3,218,902)	(3.74)

Total futures contracts		$(1,557,821)	(1.81	) %

			Percent of
			Members'
			Equity
	Cost	Fair Value	(Net Assets)
Government-Sponsored Enterprises

Federal Home Loan Bank
$10,000,000 discount note, due 01/20/2009	$9,860,228	$10,000,000	11.63%

Federal National Mortgage Association
$10,000,000 discount note, due 02/17/2009	9,898,481	10,000,000	11.63
$10,000,000 discount note, due 02/02/2009	9,905,111	10,000,000	11.63
$ 5,000,000 discount note, due 02/17/2009	4,949,240	5,000,000	5.81
$ 3,000,000 discount note, due 03/20/2009	2,962,358	2,999,700	3.48
$ 2,000,000 discount note, due 03/30/2009	1,974,065	1,999,600	2.32

Total Government-sponsored enterprises	$39,549,483	$39,999,300	46.50%

Mutual Funds

United States
UBS Select Treasury Institutional Fund	$116,488	$116,488	0.14%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Statements of Operations
For the Three Months and Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Trading gains and losses
Realized gains (losses)	$(2,876,079)	$(31,565,019)	$10,984,338	$(1,947,525)
Change in unrealized gains (losses) on open futures contracts	4,490,417	(23,581,908)	3,254,282	(18,372,087)
Change in unrealized gains (losses) on investments	-	39,272	-	(139,194)
Brokerage commissions	(77,226)	(74,539)	(223,951)	(214,189)
Net trading gains (losses)	1,537,112	(55,182,194)	14,014,669	(20,672,995)

Investment income
Interest Income	171,175	913,951	370,542	3,060,356
Other Income	-	-	1,235	-
	171,175	913,951	371,777	3,060,356

Expenses
Management fees	232,950	270,505	545,244	729,420
Operating expenses	230,015	77,378	342,804	206,970
Servicing fees	23,658	38,564	63,293	84,875
	486,623	386,447	951,341	1,021,265

Net investment income (loss)	(315,448)	527,504	(579,564)	2,039,091
Net income (loss)	$1,221,664	$(54,654,690)	$13,435,105	$(18,633,904)

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Statement of Changes in Members' Equity (Net Assets)
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Managing Member	Non-Managing Members	Total
Members' equity (net assets) December 31, 2008	$17,430	$86,004,045	$86,021,475
Contributions	10,000	58,745,735	58,755,735
Redemptions	-	(6,627,867)	(6,627,867)
Net income for the nine months ended September 30, 2009	3,612	13,431,493	13,435,105
Members' equity (net assets) September 30, 2009	$31,042	$151,553,406	$151,584,448

Members' equity (net assets) December 31, 2007	$-	$89,147,063	$89,147,063
Contributions	-	91,027,948	91,027,948
Redemptions	-	(15,445,278)	(15,445,278)
Net loss for the nine months ended September 30, 2008	-	(18,633,904)	(18,633,904)
Members' equity (net assets) September 30, 2008	$-	$146,095,829	$146,095,829

The accompanying notes are an integral part of these financial statements.

RICI® Linked – PAM Advisors Fund, LLC
RICI® Linked – PAM Total Index Series

Notes to Financial Statements

Note 1.	Nature of Operations and Significant Accounting Policies

The RICI® Linked – PAM Total Index Series (the Fund) is a series of the RICI® Linked – PAM Advisors Fund, LLC (the Company) a limited liability company organized under the Delaware Limited Liability Company (the Act).  The Fund and the Company engage in the speculative trading of commodity futures, options on futures, forward contracts and other derivatives on exchanges and markets located in the United States and abroad. The Company is organized as a series limited liability company pursuant to Section 18-215 of the Act which provides that, if certain conditions (as set forth in the Act) are met, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series shall be enforceable only against the assets of such series and not against the assets of the Company generally or any other series.  Accordingly, the assets of the Fund include only those funds and other assets that are paid to, held by or distributed to the Company on account of and for the benefit of the Fund. These financial statements incorporate the financial condition, results of operations and changes in members’ equity (net assets) of the Fund only, and not those of the other series of the Company or the Company as a whole.

RICI Linked – PAM Total Index Series: The Fund is comprised of four commodity products sectors encompassing 35 markets world wide. The Fund commenced its trading operations on May 8, 2007 and invests substantially all of its assets in derivative contracts representing the commodity positions contained in the Rogers International Commodity Index.

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires the Fund to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments:  Securities and derivative financial instruments are recorded at fair value.

Net Asset Value:  “Net Asset Value” or “Net Assets” associated with the Fund is the sum of all cash plus securities, at fair value, plus the liquidating value of all open commodity positions maintained by the Fund, less all liabilities of the Fund determined in accordance with generally accepted accounting principles.

Cash and Cash Equivalents:  Cash and cash equivalents include highly liquid instruments with original maturities of three months or less at the date of acquisition.

Income Recognition:  Investments in securities and derivative financial instruments and related expenses are recorded on trade date.  Gains and losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) at the date of the statement of financial condition are included in equity in trading accounts.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.

Clearing and Exchange Fees:  Clearing and exchange fees are included in brokerage commissions.

Ongoing Offering Expenses:  Ongoing offering expenses are charged to expense as incurred.

Income Taxes:  No provision for income taxes has been made in these financial statements because members of the Fund (Members) are individually responsible for reporting income or loss based on their respective shares of the Fund’s income and expenses as reported for income tax purposes. The Fund has evaluated the application of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) entitled Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, and has determined the FIN 48 does not have a material impact on the Fund’s financial statements.  In connection with the application of FIN 48, the Fund has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The Fund files U.S. federal and state tax returns.  The 2007 and 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

RICI® Linked – PAM Advisors Fund, LLC
RICI® Linked – PAM Total Index Series

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

Redemptions Payable:  Pursuant to the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), redemptions approved by Price Asset Management, Inc. (the Managing Member) prior to month end with a fixed effective date and fixed amount are recorded as redemptions payable as of month end.

Recent Accounting Pronouncements:  In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (SFAS 165) which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  The FASB Accounting Standards Codification™ (Codification) will be the single source of authoritative nongovernmental U.S. GAAP.  The Codification launched on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.  The Codification does not change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database.  After July 1, 2009 only one level of authoritative GAAP exists, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification is considered non-authoritative.  The Codification will have an impact to the Fund’s financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.  Management of the Fund has elected to defer removal of prior FASB references until issuance of the annual financial statements for the year ended December 31, 2009.

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

RICI® Linked – PAM Advisors Fund, LLC
RICI® Linked – PAM Total Index Series

Notes to Financial Statements

Note 2.	Fair Value of Financial Instruments, continued

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

The fair values of exchange traded futures contracts are based upon exchange settlement prices.  Fair value of non-exchange traded derivative contracts is based on third-party quoted dealer values on the Interbank market.  Money market funds are valued using quoted market prices.  Shares of mutual funds are valued at the net asset value based on quoted market prices.  Government-sponsored enterprises are stated at cost plus accrued interest, which approximates fair value.  These financial instruments are classified as Level 1 of the fair value hierarchy.

The following table summarizes the Fund’s assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 using the fair value hierarchy of SFAS 157:

	September 30, 2009	December 31, 2008
Description	Level 1	Level 1
Equity in broker trading account
Futures contracts	$1,696,461	$(1,557,821)
Cash and cash equivalents
Money market funds	126,763,435	20,514,398
Government-sponsored enterprises	-	39,999,300
Mutual funds	10,121,428	116,488
Total assets at fair value	$138,581,324	$59,072,365

There were no Level 2 or Level 3 assets or liabilities as of September 30, 2009 and as of December 31, 2008.

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

RICI® Linked – PAM Advisors Fund, LLC
RICI® Linked – PAM Total Index Series

Notes to Financial Statements

Note 2.	Fair Value of Financial Instruments, continued

As of September 30, 2009 and for the three and nine months ended September 30, 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition and the statements of operations:

The following tables summarize quantitative information required by SFAS 161:

	Asset Derivatives	Liability Derivatives
	September 30, 2009	September 30, 2009	Net

Futures contracts

Energy	$1,959,714	$(87,527)	$1,872,187
Grains	130,659	(2,827,513)	(2,696,854)
Meats	91,830	(22,830)	69,000
Metals	3,502,131	(1,259,364)	2,242,767
Softs	472,609	(263,248)	209,361

	$6,156,943	$(4,460,482)	$1,696,461

Trading Revenue For the Three Months Ended September 30, 2009		Trading Revenue For the Nine Months Ended September 30, 2009		Trading Revenue For the Three Months Ended September 30, 2009		Trading Revenue For the Nine Months Ended September 30, 2009
Futures contracts	Total	Futures contracts	Total	Line Item in Income Statement	Amount	Line Item in Income Statement	Amount

Energy	$(2,364,298)	Energy	$6,472,146	Realized	$(2,876,079)	Realized	$10,984,338
Grains	(2,998,672)	Grains	(4,773,189)	Change in Unrealized	4,490,417	Change in Unrealized	3,254,282
Meats	(234,760)	Meats	(584,400)
Metals	5,202,833	Metals	10,169,583
Softs	2,009,235	Softs	2,954,480

	$1,614,338		$14,238,620		$1,614,338		$14,238,620

Trading revenue is exclusive of brokerage commissions.

For the three and nine months ended September 30, 2009, the monthly average of futures contracts bought and sold was 4,288 and 4,213, respectively.

RICI® Linked – PAM Advisors Fund, LLC
RICI® Linked – PAM Total Index Series

Notes to Financial Statements

Note 3.	The Managing Member

Price Asset Management, Inc., an Illinois corporation, is the Managing Member, commodity pool operator and commodity trading advisor of the Fund.

The Managing Member will maintain a capital account balance in each Series sufficient for such Series to be treated as a partnership for federal income tax purposes (which may be $0) and may make withdrawals from its capital accounts without notice to the non-Managing Members.  The Managing Member is not subject to the Managing Member’s management fee, but will otherwise bear its proportionate share of the Series’ expenses.

Note 4.	Fees and Expenses

The Fund pays the Managing Member a monthly management fee of 0.054167% of the month-end Net Asset Value of each non-Managing Member’s capital account in the Fund (0.65% per annum).  The Managing Member may waive or reduce its Management Fee in respect of any non-Managing Member without entitling any other non-Managing Member to a similar waiver or reduction.  There were no waived fees for the three and nine months ended September 30, 2009 and 2008.  The management fees for the three and nine months ended September 30, 2009 and 2008, were $232,950, $270,505, $545,244 and $729,420, respectively, and is reflected in the statements of operations.

Non-Managing Members in the Fund who are introduced to the Fund by their respective selling agents (Selling Agents) will be charged a monthly service fee of 0.0833 percent (1% per annum), or as otherwise agreed between such non-Managing Member and its Selling Agent.  Non-Managing Members introduced to Uhlmann Price Securities, LLC (the Marketing Representative) by registered investment advisers who have a substantive relationship with the Marketing Representative pre-existing the date of such introduction will not be charged a service fee.  The Marketing Representative is an affiliate of the Managing Member and a related party through common ownership and will be paid by the Managing Member.  The Fund incurred $23,658, $38,564, $63,293 and $84,875 of servicing fees to the Selling Agents during the three and nine months ended September 30, 2009 and 2008, respectively.

The Fund pays all of its own legal, accounting, auditing, reporting, administrative and initial and ongoing offering expenses.

Any expenses of the Company as a whole, and not specific to any series of the Company, will be allocated ratably among the series, including the Total Index Series, in the ratio that the Net Asset Value of each series bears to the aggregate Net Asset Value of all series.  The Managing Member believes this allocation method to be reasonable.

Note 5.	Contributions, Redemptions, and Distributions

The minimum initial subscription for new investors to the Fund is $25,000.  For existing investors in the Fund, the minimum additional subscription amount is $10,000.  Subscriptions will be effective at the opening of business on the first day of trading of the next calendar month.  The Managing Member may, in its absolute discretion, accept or reject subscriptions, in whole or in part, and waive the minimum investment amounts.

Non-Managing Members may redeem some or all of their interest in the Fund as of the end of any calendar month upon five business days’ prior written notice.  Redemptions from the Fund made prior to the end of the sixth full calendar month following a non-Managing Member’s initial investment in the Fund are subject to a withdrawal charge, payable to the Fund, equal to 1% of the amount withdrawn, provided that such charge will not apply if the withdrawal is a deemed withdrawal resulting from a request to exchange Interests in the Fund for interests in a different series of the Company.  The Managing Member may defer or suspend redemption rights under certain circumstances.

Distributions may be made at the discretion of the Managing Member.  Distributions need not be made pro rata to all non-Managing Members of the Fund based on the balance of their capital accounts.  However, given the monthly liquidity of the Fund, no distributions are anticipated.

RICI® Linked – PAM Advisors Fund, LLC
RICI® Linked – PAM Total Index Series

Notes to Financial Statements

Note 6.	Equity in Trading Accounts

Cash and financial instruments held at the Fund’s clearing broker collateralize amounts due to the clearing broker, if any, and may serve to satisfy regulatory or clearing broker margin requirements.  The Fund earns interest on its assets deposited with brokers.  At September 30, 2009 and December 31, 2008, cash held at the clearing broker in the amount of $20,151,104 and $22,528,884 respectively, serves to satisfy margin requirements.

Note 7.	Trading Activities and Related Risks

The Fund is exposed to both market risk, the risk arising from changes in the market value of the financial instruments, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Market Risk:  The Fund engages in the speculative trading of derivative financial instruments that involve varying degrees of off balance sheet market risk whereby changes in the market values of the underlying commodities may result in changes in the value of the derivative financial instruments in excess of the amounts reflected in the statements of financial condition.  Theoretically, the Fund is exposed to a market risk equal to the notional value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit Risk and Concentration of Credit Risk:  Credit risk arises primarily from the potential inability of counterparties, such as clearing brokers, banks or other financial institutions, to perform in accordance with the terms of a contract.  The Fund’s exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all contracts in which the Fund has a gain plus the value, or a portion thereof, of the margin or collateral held by the counterparty.  Exchange traded financial instruments, such as futures contracts, generally do not give rise to significant counterparty exposure due to daily cash settlement procedures for daily gains and losses and the margin requirements of the individual exchanges.  The Fund clears all of its trades through a broker.  In the event this broker does not fulfill its obligations, the Fund may be exposed to risk.

The Fund maintains deposits with financial institutions in amounts that are in excess of federally insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

The Managing Member has established procedures to actively monitor the creditworthiness of the counterparties with which it conducts business in order to minimize market and credit risks.  The non-Managing Members bear the risk of loss only to the extent of the value of their respective investments and, in certain, circumstances, distributions and redemptions received.

Note 8.	Financial Highlights

Financial highlights for non-Managing Members of the Fund for the three and nine months ended September 30, 2009 and 2008 follow.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total return	1.00%	(27.13)%	12.55%	(5.68)%

Ratios to average members’ equity (net assets) (1)
Expenses, including servicing fees (2)	1.36%	0.84%	1.15%	0.90%
Net investment income (loss) (3)	(0.88)%	1.14%	(0.70)%	1.79%

RICI® Linked – PAM Advisors Fund, LLC
RICI® Linked – PAM Total Index Series

Notes to Financial Statements

Note 8.	Financial Highlights, continued

Each ratio is calculated for the non-Managing Members taken as a whole.  Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the year.  The computation of an individual non-Managing Member’s ratios may vary from the ratios calculated above based on the timing of capital transactions.

(1)	Annualized.

(2)	The ratio of operating expenses to average members’ equity (net asset) values does not include brokerage commissions.

(3)	Net investment income does not include net realized and unrealized gains and losses and the related brokerage commissions of the Fund.

Note 9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2009, the statements of operations for the three and nine months ended September 30, 2009 and 2008 and changes in members’ equity (net asset value) for the three and nine months ended September 30, 2009 and 2008 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2009, results of operations for the three and nine months ended September 30, 2009 and 2008 and changes in members’ equity (net asset value) for the three and nine months ended September 30, 2009 and 2008.  The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10 as filed with the Securities and Exchange Commission.

Note 11.	Subsequent Events

Subsequent to September 30, 2009, subscriptions and redemptions of interests were $18,092,103 and $8,711,454, respectively.

The Managing Member evaluated subsequent events through November 16, 2009, the date these financial statements were issued.  There are no additional subsequent events to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

RICI® Linked - PAM Total Index Series (the “Fund”) generally holds approximately 90% of its assets as cash, cash equivalents with maturities of three months or less, and U.S. government-sponsored enterprises or securities (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions.  The aforementioned positions are withdrawn, as necessary, to pay redemptions and expenses.  Price Asset Management, Inc. (the “Managing Member”) will commit the remaining assets of the Fund to margin the Fund’s futures, forward and swap positions such that the total market exposure of the Fund is approximately equal to its net assets.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading, the Fund’s assets are highly liquid and are expected to remain so.  During its operations through September 31, 2009, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Fund.

CAPITAL RESOURCES

Investors may be admitted to the Fund when permitted by the Managing Member.  Generally, investors will only be admitted at the opening of business on the first day of trading of the next month.  A member (“Member”) may require the Fund to redeem some or all of his interest (“Interest”) as of the end of any month on at least five business days’ prior written notice.

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

Due to the nature of the Fund’s business, substantially all its assets are represented by cash, cash equivalents with maturities of three months or less, and U.S. government-sponsored enterprises or securities (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions, while the Fund currently maintains its market exposure through open futures contract positions.

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

RESULTS OF OPERATIONS

The rules the Managing Member follows in replicating the Rogers International Commodity Index® (the “Index”) on behalf of the Fund do not predict price movements, nor do they rely on fundamental economic supply or demand analysis or on macroeconomic assessments of the relative strengths of different national economies or economic sectors.  Instead, the rules are designed to follow passively, on an essentially unleveraged basis, changes in an index of raw materials traded in the world markets and, unlike with operating companies, operational or micro-economic trends have no relevance to the Fund’s results.  Generally, if prices of commodities rise, then the value of an investment in the Fund should appreciate. Correspondingly, if commodity prices decline, then the value of an investment in the Fund should go down.  The Fund’s success depends on the increasing price of the raw materials represented by the Index.  Members will receive a positive return on investment only if the prices of the raw materials represented in the Fund’s portfolio (plus interest income) increase at a rate that exceeds the Management Fee, the Servicing Fee (if applicable) and other expenses of the Fund.

The performance summary set forth below is an outline description of how the Fund has performed in the past.  The Fund portfolio is marked-to-market every trading day and its trading accounts are credited or debited with its daily gains or losses. The Fund’s past performance is not necessarily indicative of how it will perform in the future.

Three Months ended September 30, 2009

During the third quarter of 2009, the Fund achieved a net realized and unrealized gain of $1,537,112 from its trading operations, which is net of brokerage commissions of $77,226.  The Fund incurred total expenses of $486,623, including $232,950 in Management Fees (paid to the Managing Member), $23,658 in Servicing Fees (paid to selling agents) and $230,015 in operating expenses.  The Fund earned $171,175 in interest income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain (Loss)
Agricultural	(0.86)%
Energy	(1.65)%
Metals	3.64%

Total Portfolio	1.13%

The Fund posted a net gain of 2.3% in July. The metals and agricultural sectors posted gains of 2.03% and 0.41%, respectively, while the energy sector posted a slight loss of (0.13)%.  Highest grossing commodities for the Fund’s performance in July were nickel, rubber, aluminum, copper and zinc.

The Fund posted a net loss of (1.5)% in August. The energy and agricultural sectors posted losses of (1.77)% and (0.86)%, respectively, while the metals sector posted a gain of 1.20%. Highest grossing commodities for the Fund’s performance in August were sugar, lead, copper, palladium and silver.

The Fund posted a net gain of 0.2% in September. The energy and metals sectors posted modest gains of 0.24% and 0.52%, respectively, while the agricultural sector posted a loss of (0.34)%.  Highest grossing commodities for the Fund’s performance in September were natural gas, cocoa, silver, wool and lead.

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

The Fund posted a net gain of 1.7% in April. The agricultural and metals sectors posted moderate gains of 1.15% and 1.03%, respectively, while the energy sector posted a slight loss of (0.51)%.  Highest grossing commodities for the Fund’s performance in April were tin, nickel, cotton, soybean meal and soybeans.

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

The Fund posted a net loss of (5.1)% in January. The energy and agricultural sectors posted losses of (4.24)% and (0.94)%, respectively, while the metals sector posted a moderate gain of 0.01%.  Highest grossing commodities for the Fund’s performance in January were RBOB gasoline, lead, silver, sugar and orange juice.

The Fund posted a net loss of (3.8)% in February. The agricultural and energy sectors posted losses of (2.65)% and (1.61)%, respectively, while the metals sector posted a moderate gain of 0.42%. Highest grossing commodities for the Fund’s performance in February were platinum, copper, sugar, rice, silver and gold.

The Fund posted a net gain of 5.0% in March. The agricultural, energy, and metals sectors posted gains of 1.76%, 1.72%, and 1.42%, respectively.  Highest grossing commodities for the Fund’s performance in March were crude oil, copper, corn, brent oil and lead.

Three Months ended September 30, 2008

During the third quarter of 2008, the Fund achieved a net realized and unrealized loss of $55,182,194 from its trading operations, which is net of brokerage commissions of $74,539.  The Fund incurred total expenses of $386,447, including $270,505 in Management Fees (paid to the Managing Member), $38,564 in Servicing Fees (paid to selling agents) and $77,378 in operating expenses.  The Fund earned $913,951 in interest income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain (Loss)
Agricultural	(9.40)%
Energy	(15.33)%
Metals	(5.18)%

Total Portfolio	(29.91)%

The Fund posted a net loss of (9.4)% in July. The agricultural, energy and metals sectors posted losses of  (3.12)%, (5.82)% and (0.55)%, respectively.  Highest grossing commodities for the Fund’s performance in July were lead, lean hogs, sugar, silver and wool.

The Fund posted a net loss of (6.9)% in August. The agricultural, energy and metals sectors posted losses of (1.27)%, (3.53)% and (2.20)%, respectively.  Highest grossing commodities for the Fund’s performance in August were rice, nickel, coffee, orange juice and cocoa.

The Fund posted a net loss of (13.7)% in September. The agricultural, energy and metals sectors posted losses of  (5.16)%, (6.00)% and (2.57)%, respectively.  Highest grossing commodities for the Fund’s performance in September were gold, rice, wool, azuki beans and live cattle.

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

Three Months ended March 31, 2008

During the first quarter of 2008, the Fund achieved a net realized and unrealized gain of $8,229,808 from its trading operations, which is net of brokerage commissions of $62,376.  The Fund incurred total expenses of $278,281, including $191,512 in Management Fees (paid to the Managing Member), $16,243 in Servicing Fees (paid to selling agents) and $70,526 in operating expenses.  The Fund earned $852,328 in interest income and other investment income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

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

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Fund trades in futures, and may trade in forward and swap, contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, the Fund could experience substantial losses. Because the Fund is designed to replicate the Index, the Managing Member adjusts the Fund’s portfolio only as necessary to accommodate expirations in particular commodity futures contracts and to adjust overall position size for changes resulting from subscriptions and redemptions to the Fund.  The Managing Member does not exercise discretion over the positions the Fund maintains.  Consequently, the Managing Member does not apply risk management techniques in its trading decisions.  The Fund initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques. The Fund maintains approximately 90% of the Fund’s assets in cash, cash equivalents with maturities of three months or less, and U.S. government-sponsored enterprises or securities (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments and certain money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions, for which the Managing Member believes the market-risk to be minimal.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Fund’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts.  All such contracts are settled by offset, not delivery.  The Financial Statements of the Fund present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Fund’s open futures and other contracts at September 30, 2009 and December 31, 2008.

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE FUND’S POSITIONS

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Managing Member to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements.  Based on the nature of the business and operations of the Fund, the Managing Member believes that the estimates utilized in preparing the Fund’s financial statements are appropriate and reasonable; however, actual results could differ from these estimates.

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

The Managing Member with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Fund.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Managing Member is not aware of any pending legal proceedings to which either the Fund is a party or to which any of its assets are subject. The Fund has no subsidiaries.

Item 1A. Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Interests are sold on a monthly basis through Uhlmann Price Securities, LLC (the “Marketing Representative”) and certain selling agents.  The offering price of an Interest is the average net asset value of all outstanding Interests on the date of issue.  Between July 1, 2009 and September 30, 2009, the Fund issued Interests to both new and existing Members in monthly closings as set forth in the following chart.

Date of Closing	Number of Members (New and Existing)	Dollar Amount of Interests Sold
July 31, 2009	92	$14,869,114
August 31, 2009	62	$11,021,110
September 30, 2009	111	$ 9,931,468

Each of the foregoing Interests was privately offered and sold only to “accredited investors,” as defined in Rule 501(a) under the Securities Act of 1933 (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506 under the 1933 Act, and are persons with whom the Managing Member, the Marketing Representative or a selling agent have a pre-existing substantive relationship and with respect to whom it has been determined that the Interests are a suitable investment.

The following table summarizes the redemptions by Members during the three months ended September 30, 2009:

Date of Closing	Total Amount of Redemptions
July 31, 2009	$1,193,164
August 31, 2009	$ 698,728
September 30, 2009	$ 676,743

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

Date: November 16, 2009	RICI® Linked – PAM Advisors Fund, LLC (Registrant)

By: Price Asset Management, Inc. Managing Member

	By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Principal Executive Officer

	By:	/s/ Allen D. Goodman
Allen D. Goodman Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3
32.1	Section 1350 Certification of Principal Executive Officer	E-4
32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1