Form 10-K
period 2009-12-31
RICI Linked - PAM Advisors Fund, LLC
filed 2010-03-30
CIK 1462567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended:  December 31, 2009
or
☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File Number:  000-53647

 RICI® Linked – PAM Advisors Fund, LLC

(Exact name of registrant as specified in its charter)

Delaware	38-3743129
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Price Asset Management, Inc.
141 West Jackson Blvd., Suite 1340A
Chicago, IL  60604
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:	(312) 261-4431
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	RICI® Linked – PAM Total Index Series LLC Interests
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [   ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2009 and 2008 with Report of  Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2009, is incorporated by reference into Part I Item 1, Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.	Business

(a)   General development of business

Price Asset Management, Inc., an Illinois corporation (“PAM” or the “Managing Member”), acts as managing member, commodity pool operator (“CPO”) and commodity trading advisor (“CTA”) of RICI® Linked - PAM Advisors Fund, LLC (the “Company”) of which RICI® Linked - PAM Total Index Series is a series (the “Total Index Series”).  The Company consists of four series, the assets and liabilities of which are segregated from each other pursuant to Delaware law.  Only the limited liability company interests in the Total Index Series are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Total Index Series is a series of the Company that primarily invests its funds in a portfolio of futures contracts traded on recognized U.S. and non-U.S. markets, but may also trade over-the-counter forward or swap contracts, pursuant to the trading and investment methodology of PAM.  The Total Index Series began its trading activities on May 8, 2007.

The Company is a Delaware series limited liability company organized on October 3, 2006 under the Delaware Limited Liability Company Act (the “Act”) issuing different series (“Series”) of limited liability company interests (the “Interests”).  Section 18-215 of the Act provides that, if certain conditions (as set forth in Section 18-215) are met, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series shall be enforceable only against the assets of such series and not against the assets of the limited liability company generally or any other series and that the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the limited liability company generally or any other series shall not be enforceable against the assets of such particular series.  Accordingly, the assets of the Total Index Series include only those funds and other assets that are paid to, held by or distributed to the Company on account of and for the benefit of the Total Index Series, including, without limitation, funds delivered to the Company for the purchase of interests in the Total Index Series, and the liabilities of the Company generally or of any other Series are not chargeable against the assets of the Total Index Series; provided, however, that if there are assets or liabilities of the Company that are not readily associated with a particular Series, the Managing Member will allocate such assets or liabilities between or among any one or more Series in a fair and equitable manner in accordance with the terms of the Company’s Second Amended and Restated Limited Liability Company Agreement, as supplemented (the “Operating Agreement”) (see Section 6(b)).

Under its Operating Agreement, the Company has delegated all aspects of the Company and the Total Index Series’ management to PAM.  Accordingly, PAM controls and manages the business of the Company and the Total Index Series, and members of the Company (“Members”), all of whom hold Interests in the Total Index Series or another Series of the Company, have no right to participate in management or control of the Company or the Total Index Series.

As of February 28, 2010, the aggregate net asset value of the Total Index Series was $181,060,110.

The Total Index Series’ fiscal year ends on December 31.

The Total Index Series has no subsidiaries.

The Total Index Series will terminate when the first of the following occurs: (i) Dissolution of the Company; (ii) the Managing Member declares in writing that the Total Index Series shall be terminated and gives notification thereof to investors of the Total Index Series; or (iii) the entry of a decree of judicial dissolution of the Total Index Series under Section 18-215(1) of the Act.

The Total Index Series has not, to date, (i) been the subject of any bankruptcy, receivership or similar proceeding, (ii) undergone any material reclassification, merger or consolidation or (iii) had any material amount of its assets acquired or disposed of other than in the ordinary course of its business.

(b)   Financial information about segments

The Total Index Series’ business constitutes only one segment, i.e., a speculative commodity pool.  The Total Index Series does not engage in sales of goods and services.  Financial information regarding the Total Index Series’ business is set forth in the Total Index Series’ Financial Statements included as Exhibit 13.01 to this report.

(c)   Narrative description of business

General

The assets of the Total Index Series are managed by PAM to replicate, as closely as possible, the positions represented by the Rogers International Commodity Index® (the “Index”).  The Index is a composite, U.S. dollar-based, total return index created by James Beeland Rogers, Jr. (“Mr. Rogers”) in July 1998. The Index was designed to meet the need for consistent investing in a broad based international vehicle; it represents the value of a basket of commodities consumed in the global economy, including agricultural, energy and metal products.  The Index is tracked via futures contracts on 35 different exchange-traded physical commodities, quoted in four currencies, listed on eleven exchanges in five countries and weighted based on an assessment of each commodity’s relative importance to international commerce.  The specific components and weighting of the Index are determined by Mr. Rogers and a committee consisting of representatives of a number of providers and/or distributors of investment products linked to the Index (the “RICI® Committee”), although Mr. Rogers is the final arbiter with respect to any changes of the Index’s components or their weightings.

The assets of the Total Index Series will generally consist of cash, cash equivalents with maturities of three months or less at date of acquisition, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other investments authorized by the Commodity Futures Trading Commission (“CFTC”), shares of mutual funds, certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits) and, to replicate the Index, futures contracts listed and actively traded on domestic and foreign regulated futures exchanges.  The assets could also include over-the-counter forward contracts and swaps in lieu of corresponding futures contracts if PAM, in its sole discretion, decides that such substitution is in the best interests of the Total Index Series.  The Total Index Series may also trade currency forward contracts in connection with hedging the Total Index Series’ currency exchange rate risk related to the Total Index Series’ non-U.S. dollar denominated futures positions.  PAM has authority over the Total Index Series’ assets to trade in the futures, forward and swap markets.  MF Global Inc. (“MFG”) currently serves as the clearing broker of the Total Index Series and Price Futures Group, Inc. (“PFG”), an introducing broker registered with the CFTC, serves as introducing broker.

In trading for the Total Index Series, PAM’s trading method is to replicate, as closely as possible, the positions represented by the Index and PAM will refrain from trading or investing on behalf of the Total Index Series in its absolute discretion.  The Total Index Series will invest its funds in a portfolio of futures contracts traded on recognized U.S. and non-U.S. exchanges as dictated by the Index.  The only other products that the Total Index Series may utilize, from time to time, to access certain markets represented in the Index are “over-the-counter” forward and swap contracts, although PAM does not anticipate that any such forward or swap contracts will represent a significant portion of the Total Index Series.  The use of forward or swap contracts may cause the Total Index Series’ performance to deviate from the performance of the Index more so than if the Total Index Series acquired such positions via futures contracts.

Since the Total Index Series’ portfolio is based on the Index, there is no active trading by PAM in the traditional sense.  Unlike most other commodity pools, commodity futures are not  bought or sold to take advantage of potential profitable price movement.  Instead, PAM engages in only two types of trading on behalf of the Total Index Series.  A substantial portion of the trading by PAM is made for the purpose of rolling positions from near delivery dates to later delivery dates in order to ensure that the Total Index Series will not take actual delivery of a physical commodity. PAM also engages in trading, monthly as necessary, to rebalance the Total Index Series’ exposure to each commodity to its intended weighting within the Index.

The RICI® Committee reviews the Index at least annually to determine whether it may be necessary to change the components or relative weighting of the Index; however, such changes may be made at any time.  Mr. Rogers, as the founder and owner of the Index, chairs the RICI® Committee and is the final arbiter of its decisions.  If an adjustment of the Total Index Series is necessary to reflect an adjustment in the Index, PAM may add or subtract futures, forward or swap contracts to the Total Index Series and rebalance the Total Index Series’ portfolio accordingly. While the Index will be reviewed on at least an annual basis, there is no assurance that any adjustments will be made to the Index and the Total Index Series’ portfolio as a result.

The current components of the Index and their weightings are available at: http://www.rogersrawmaterials.com/page1.html.

The Total Index Series does not and will not: (1) invest in any equity security or (2) make loans to any person or entity (other than by the purchase of debt instruments, such as those issued by U.S. government-sponsored enterprise securities or securities issued by federal agencies, as described above).

Any interest earned on Total Index Series assets will accrue to the Total Index Series.

The Total Index Series pays PAM, monthly in arrears, a management fee equal to 0.054167 of 1% of the month-end net asset value of each Member’s capital account in the Total Index Series (a 0.65% annual rate).   Members introduced to the Total Index Series by an approved selling agent (a “Selling Agent”) will be charged a monthly servicing fee of up to 1% per annum as agreed, or as otherwise agreed, between the Member and such Member’s Selling Agent.   The Total Index Series pays commodity brokerage commissions to the clearing broker of an average of approximately $12 per round-turn commodity futures contract, inclusive of execution costs and exchange and regulatory fees, however higher rates may apply for certain domestic contracts and on certain foreign exchanges.  PAM anticipates that the brokerage expense of the Total Index Series will not exceed 0.35% of the Total Index Series’ average month-end net asset value per year.  The Total Index Series bears its direct operating, offering and organizational expenses, including legal, accounting, administrative expenses (including the fees and expenses of any administrative service providers), audit and tax preparation expenses, expenses associated with the administration of the Total Index Series, printing and mailing costs, government fees and taxes, if any, imposed on it as well as any extraordinary charges incidental to its trading or the cost of any litigation in which the Total Index Series may become engaged.

Regulation

Under the Commodity Exchange Act, as amended (“CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC.  The National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to the NFA responsibility for the registration of CTAs, CPOs, futures commission merchants (an “FCM”), introducing brokers (an “IB”) and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires CPOs and CTAs, such as PAM, commodity brokers or FCMs, such as MFG, and IBs, such as PFG, to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a CPO’s or a CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of PAM as a CPO or a CTA were terminated or suspended, PAM would be unable to continue to manage the business of the Total Index Series.  Should PAM’s registration be suspended, termination of the Total Index Series might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.

Items 101(h)(4)(i) through (viii), (x) and (xi) of Regulation S-K are not applicable.

The Total Index Series has no employees.

(d)   Financial information about geographic areas

The Partnership does not engage in material operations in foreign countries (although it does trade from the United States in foreign currency forward contracts and on foreign futures exchanges), nor is a material portion of its revenues derived from foreign customers.

Item 1A. Risk Factors

Not required.

Item 2.     Properties

The Total Index Series does not own or use any physical properties in the conduct of its business.  PAM performs all administrative services for the Total Index Series from PAM’s offices at 141 West Jackson Blvd., Suite 1340A, Chicago, IL, 60604.

Item 3.     Legal Proceedings

The Total Index Series is not aware of any pending legal proceedings to which either the Total Index Series is a party or to which any of its assets are subject.  In addition, there are no pending material legal proceedings involving PAM or the Company.  The Total Index Series has no subsidiaries.

Item 4.     (Removed and reserved)

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

(a)   Market Information.

There is no trading market for the Interests, and none is likely to develop.  Interests may be withdrawn or transferred subject to the conditions imposed by the Operating Agreement.

(b)   Holders.

As of February 28, 2010, there were 1,251 holders of Interests.

(c)   Dividends.

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

During the last fiscal quarter of 2009, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: October – $9,741,142, November – $8,350,961 and December – $4,153,750.

Each of the foregoing Interests was privately offered and sold only to “accredited investors,” as defined in Rule 501(a) under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506 under the 1933 Act, and are persons with whom the Managing Member, the Uhlmann Price Securities, LLC, the Company’s marketing representative (the “Marketing Representative”), or a

Selling Agent have a pre-existing substantive relationship and with respect to whom it has been determined that the Interests are a suitable investment.

 (f)   Issuer Purchases of Equity Securities.

Pursuant to the Operating Agreement, Members may withdraw capital from their capital accounts in the Total Index Series as of the end of each calendar month.  The withdrawal of capital by Members has no impact on the value of the capital accounts of other Members.

The following table summarizes the withdrawals by Members during the three months ended December 31, 2009:

Date of Closing	Total Amount of Withdrawals
October 31, 2009	$8,711,454
November 30, 2009	$5,883,407
December 31, 2009	$8,696,909

Item 6.   Selected Financial Data

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Total Index Series generally holds approximately 90% of its assets as cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions.  The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses.  The Managing Member will commit the remaining assets of the Total Index Series to margin the Total Index Series’ futures, forward and swap positions such that the total market exposure of the Total Index Series is approximately equal to its net assets.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Total Index Series’ futures trading, the Total Index Series’ assets are highly liquid and are expected to remain so.  During its operations through December 31, 2009, the Total Index Series experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Total Index Series.

Capital Resources

The Total Index Series raises additional capital only through the sale of Interests and capital is increased through trading profits (if any) and through interest income.  The Total Index Series does not engage in borrowing.

The amount of capital raised for the Total Index Series should not have a significant impact on its operations, as the Total Index Series has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and expenses.  Within broad ranges of capitalization, the Total Index Series’ trading positions should increase or decrease in approximate proportion to the size of the Total Index Series.

Due to the nature of the Total Index Series’ business, substantially all its assets are represented by cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions, while the Total Index Series currently maintains its market exposure through open futures contract positions.

The Total Index Series trades futures contracts on U.S. and non-U.S. markets, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges.  Further, the Total Index Series’ counterparties or brokers may require margin in excess of minimum exchange requirements.  Risk arises from changes in the value of these instruments (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the notional value, or face amount, of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The counterparty for futures contracts traded in the U.S. is the clearinghouse associated with the relevant exchange.  Clearinghouse arrangements are generally perceived to reduce credit risk because, in general, clearinghouses are backed by the corporate members of the clearinghouses, which are required to share any financial burden resulting from the non-performance of any one of the members of the clearinghouse.

All of the contracts currently traded by the Managing Member on behalf of the Total Index Series are exchange-traded, although the Managing Member is authorized to, and may in the future, trade over-the-counter forward and swap contracts.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Total Index Series must rely solely on the credit of its respective trading counterparties, whereas exchange-traded contracts are generally, but not universally, backed by the collective credit of the members of the clearinghouse.  In the future, the Total Index Series may enter into non-exchange traded contracts and be subject to the credit risk associated with counterparty non-performance.  The Managing Member attempts to control credit risk associated with off-exchange transactions, if any, by dealing exclusively with large, well capitalized banks and dealers.

Critical Accounting Estimates

The Total Index Series’ securities and derivative financial instruments are recorded at fair value.  The fair values of exchange- traded futures contracts are based upon exchange settlement prices.  Fair value of non-exchange traded futures contracts is based on third-party quoted dealer values on the Interbank market.  Shares of mutual funds, which include money market funds, are valued at the net asset value based on quoted market prices.  Government-sponsored enterprise securities are stated at cost plus accrued interest, which approximates fair value based on quoted market prices for identical assets in an active market.

The Total Index Series accounts for subscriptions, allocations and withdrawals on a per Member capital account basis.  Income or loss is allocated pro rata to the capital accounts of all Members.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Managing Member to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements.  Based on the nature of the business and operations of the Total Index Series, the Managing Member believes that the estimates utilized in preparing the Total Index Series’ financial statements are appropriate and reasonable; however, actual results could differ from these estimates.

The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  The Managing Member further believes that, based on the nature of the business and operations of the Total Index Series, no other reasonable assumptions relating to the application of the Total Index Series’ critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

Results of Operations

The rules the Managing Member follows in replicating the Index on behalf of the Total Index Series do not predict price movements, nor do they rely on fundamental economic supply or demand analysis or on macroeconomic assessments of the relative strengths of different national economies or economic sectors.  Instead, the rules are designed to follow passively, on an essentially unleveraged basis, changes in an index of raw materials traded in the world markets and, unlike with operating companies, operational or micro-economic trends have no relevance to the Total Index Series’ results.  Generally, if prices of commodities rise, then the value of an investment in the Total Index Series should appreciate. Correspondingly, if commodity prices decline, then the value of an investment in the Total Index Series should go down.

The performance summary set forth below is an outline description of how the Total Index Series has performed in the past.  The Total Index Series portfolio is marked-to-market every trading day and its trading accounts are credited or debited with its daily gains or losses. The Total Index Series’ past performance is not necessarily indicative of how it will perform in the future.

Three Months ended December 31, 2009

During the fourth quarter of 2009, the Total Index Series achieved a net realized and unrealized gain of $17,605,792 from its trading operations, which is net of brokerage commissions of $89,339.  The Total Index Series incurred total expenses of $441,118, including $284,327 in management fees (paid to the Managing Member), $27,617 in servicing fees (paid to Selling Agents) and $129,174 in operating expenses.  The Total Index Series earned $43,752 in interest income.  An analysis of trading gains (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain
Agricultural	4.32%
Energy	3.67%
Metals	2.86%
Total Portfolio	10.85%

The Total Index Series posted a net gain of 5.8% in October. The energy, agricultural and metals sectors posted gains of 3.24%, 2.07% and 0.49%, respectively.  Highest grossing commodities for the Total Index Series’ performance in October were orange juice, lean hogs, lumber, rubber and gas oil.

The Total Index Series posted a net gain of 4.4% in November. The energy, agricultural and metals sectors posted gains of 0.09%, 2.70% and 1.56%, respectively.  Highest grossing commodities for the Total Index Series’ performance in November were wheat, lumber, silver, gold and palladium.

The Total Index Series posted a net gain of 0.7% in December. The energy and metals sectors posted gains of 0.34% and 0.81%, respectively, while the agricultural sector posted a loss of (0.45)%.  Highest grossing commodities for the Total Index Series’ performance in December were sugar, zinc, nickel, palladium and natural gas.

Three Months ended September 30, 2009

During the third quarter of 2009, the Total Index Series achieved a net realized and unrealized gain of $1,537,112 from its trading operations, which is net of brokerage commissions of $77,226.  The Total Index Series incurred total expenses of $486,623, including $232,950 in management fees (paid to the Managing Member), $23,658 in servicing fees (paid to Selling Agents) and $230,015 in operating expenses.  The Total Index Series earned $171,175 in interest income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain (Loss)
Agricultural	(0.86)%
Energy	(1.65)%
Metals	3.64%
Total Portfolio	1.13%

The Total Index Series posted a net gain of 2.3% in July. The metals and agricultural sectors posted gains of 2.03% and 0.41%, respectively, while the energy sector posted a slight loss of (0.13)%.  Highest grossing commodities for the Total Index Series’ performance in July were nickel, rubber, aluminum, copper and zinc.

The Total Index Series posted a net loss of (1.5)% in August. The energy and agricultural sectors posted losses of (1.77)% and (0.86)%, respectively, while the metals sector posted a gain of 1.20%. Highest grossing commodities for the Total Index Series’ performance in August were sugar, lead, copper, palladium and silver.

The Total Index Series posted a net gain of 0.2% in September. The energy and metals sectors posted modest gains of 0.24% and 0.52%, respectively, while the agricultural sector posted a loss of (0.34)%.  Highest grossing commodities for the Total Index Series’ performance in September were natural gas, cocoa, silver, wool and lead.

Three Months ended June 30, 2009

During the second quarter of 2009, the Total Index Series achieved a net realized and unrealized gain of $16,446,646 from its trading operations, which is net of brokerage commissions of $74,509.  The Total Index Series incurred total expenses of $267,942, including $176,415 in management fees (paid to the Managing Member), $21,434 in servicing fees (paid to Selling Agents) and $70,093 in operating expenses.  The Total Index Series earned $118,088 in interest income and other investment income.  An analysis of trading gains (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain
Agricultural	0.9%
Energy	11.2%
Metals	3.3%
Total Portfolio	15.4%

The Total Index Series posted a net gain of 1.7% in April. The agricultural and metals sectors posted moderate gains of 1.15% and 1.03%, respectively, while the energy sector posted a slight loss of (0.51)%.  Highest grossing commodities for the Total Index Series’ performance in April were tin, nickel, cotton, soybean meal and soybeans.

The Total Index Series posted a net gain of 15.0% in May. The agricultural, metals and energy sectors posted gains of 3.18%, 1.88% and 9.96%, respectively. Highest grossing commodities for the Total Index Series’ performance in May were crude oil, brent crude, RBOB gasoline, silver and heating oil.

The Total Index Series posted a net loss of (1.3)% in June. The energy and metals sectors posted gains of 1.68% and 0.04%, respectively, while the agricultural sector posted a loss of (3.37)%.  Highest grossing commodities for the Total Index Series’ performance in June were aluminum, sugar, nickel, barley and azuki beans.

Three Months ended March 31, 2009

During the first quarter of 2009, the Total Index Series achieved a net realized and unrealized loss of $3,969,089 from its trading operations, which is net of brokerage commissions of $72,216.  The Total Index Series incurred total expenses of $196,776, including $135,879 in management fees (paid to the Managing Member), $18,201 in servicing fees (paid to Selling Agents) and $42,696 in operating expenses.  The Total Index Series earned $82,514 in interest income and other investment income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain (Loss)
Agricultural	(1.8)%
Energy	(4.0)%
Metals	1.9%
Total Portfolio	(3.9)%

The Total Index Series posted a net loss of (5.1)% in January. The energy and agricultural sectors posted losses of (4.24)% and (0.94)%, respectively, while the metals sector posted a moderate gain of 0.01%.  Highest grossing commodities for the Total Index Series’ performance in January were RBOB gasoline, lead, silver, sugar and orange juice.

The Total Index Series posted a net loss of (3.8)% in February. The agricultural and energy sectors posted losses of (2.65)% and (1.61)%, respectively, while the metals sector posted a moderate gain of 0.42%. Highest grossing commodities for the Total Index Series’ performance in February were platinum, copper, sugar, rice, silver and gold.

The Total Index Series posted a net gain of 5.0% in March. The agricultural, energy, and metals sectors posted gains of 1.76%, 1.72%, and 1.42%, respectively.  Highest grossing commodities for the Total Index Series’ performance in March were crude oil, copper, corn, brent oil and lead.

Three Months ended December 31, 2008

During the fourth quarter of 2008, the Total Index Series achieved a net realized and unrealized loss of $57,672,757 from its trading operations, which is net of brokerage commissions of $75,342.  The Total Index Series incurred total expenses of $234,733, including $161,467 in management fees (paid to the Managing Member), $22,987 in servicing fees (paid to Selling Agents) and $50,279 in operating expenses.  The Total Index Series earned $765,624 in interest income.  An analysis of trading losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% (Loss)
Agricultural	(5.98)%
Energy	(30.90)%
Metals	(7.30)%
Total Portfolio	(44.18)%

The Total Index Series posted a net loss of (25.1)% in October. The energy, agricultural and metals sectors posted losses of (14.15)%, (5.91)% and (5.07)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in October were palladium, canola, soybean meal, barley and live cattle.

The Total Index Series posted a net loss of (11.5)% in November. The energy, agricultural and metals sectors posted losses of (8.96)%, (1.39)% and (1.17)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in November were gold, lean hogs, cocoa, zinc and cotton.

The Total Index Series posted a net loss of  (7.5)% in December. The agricultural sector posted a gain of 1.32% and the energy and metals sectors posted losses of (7.80)% and (1.06)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in December were soybean meal, cocoa, nickel, rice and corn.

Three Months ended September 30, 2008

During the third quarter of 2008, the Total Index Series achieved a net realized and unrealized loss of $55,182,194 from its trading operations, which is net of brokerage commissions of $74,539.  The Total Index Series incurred total expenses of $386,447, including $270,505 in management fees (paid to the Managing Member), $38,564 in servicing fees (paid to Selling Agents) and $77,378 in operating expenses.  The Total Index Series earned

$913,951 in interest income.  An analysis of trading losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% (Loss)
Agricultural	(9.40)%
Energy	(15.33)%
Metals	(5.18)%
Total Portfolio	(29.91)%

The Total Index Series posted a net loss of (9.4)% in July. The agricultural, energy and metals sectors posted losses of  (3.12)%, (5.82)% and (0.55)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in July were lead, lean hogs, sugar, silver and wool.

The Total Index Series posted a net loss of (6.9)% in August. The agricultural, energy and metals sectors posted losses of (1.27)%, (3.53)% and (2.20)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in August were rice, nickel, coffee, orange juice and cocoa.

The Total Index Series posted a net loss of (13.7)% in September. The agricultural, energy and metals sectors posted losses of  (5.16)%, (6.00)% and (2.57)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in September were gold, rice, wool, azuki beans and live cattle.

Three Months ended June 30, 2008

During the second quarter of 2008, the Total Index Series achieved a net realized and unrealized gain of $26,279,391 from its trading operations, which is net of brokerage commissions of $77,274.  The Total Index Series incurred total expenses of $356,536, including $267,403 in management fees (paid to the Managing Member), $30,068 in servicing fees (paid to Selling Agents) and $59,065 in operating expenses.  The Total Index Series earned $1,294,077 in interest income and other investment income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain (Loss)
Agricultural	3.0%
Energy	15.9%
Metals	(0.9)%
Total Portfolio	18.0%

The Total Index Series posted a net gain of 4.7% in April.  The metals sector posted a loss of (0.46)%, while the energy and agricultural sectors posted gains of 5.02% and 0.18%, respectively.  Highest grossing commodities for the Total Index Series’ performance in April were cocoa, tin, crude oil, soybean oil and brent crude.

The Total Index Series posted a net gain of  3.9% in May. The  agricultural and metals sectors posted losses of  (0.84)% and  (1.20)%, respectively, while the  energy sector posted a gain of  5.88%.  Highest grossing commodities for the Total Index Series’ performance in May were heating oil, unleaded gas, brent crude, gas oil and crude oil.

The Total Index Series posted a net  gain of  8.7% in June.  The agricultural, energy and metals sectors   posted gains of  3.74%,  4.10% and  0.71%, respectively.   Highest grossing commodities for the Total Index Series’ performance in June were soybean meal, corn, soybeans, cocoa and tin.

Three Months ended March 31, 2008

During the first quarter of 2008, the Total Index Series achieved a net realized and unrealized gain of $8,229,808 from its trading operations, which is net of brokerage commissions of $62,376.  The Total Index Series incurred total expenses of $278,281, including $191,512 in management fees (paid to the Managing Member), $16,243 in servicing fees (paid to Selling Agents) and $70,526 in operating expenses.  The Total Index Series earned $852,328 in interest income and other investment income.  An analysis of trading gains (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain
Agricultural	1.0%
Energy	4.1%
Metals	3.9%

Total Portfolio	9.0%

The Total Index Series posted a net gain of  3.0% in January.  The  energy sector posted  a loss of  (1.15)%, while the  agricultural and metals sectors posted gains of 1.39% and 2.18%, respectively.  Highest grossing commodities for the Total Index Series’ performance in January were aluminum, sugar, cocoa, silver and platinum.

The Total Index Series posted a net gain of 12.5% in February. The agricultural, energy and metals  sectors posted  gains of 4.50%, 4.70%  and  3.15%, respectively.  Highest grossing commodities for the Total Index Series’ performance in February were palladium, oats, soybean oil, platinum and canola.

The Total Index Series posted a net  loss of  (5.5)% in March.  The agricultural and metals sectors posted losses of (4.72)% and  (1.44)%, respectively, while the energy sector posted a gain of  0.55%.  Highest grossing commodities for the Total Index Series’ performance in March were rice, tin, gas oil, natural gas and heating oil.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Total Index Series trades in futures, and may trade in forward and swap, contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Total Index Series at the same time, the Total Index Series could experience substantial losses.  Because the Total Index Series is designed to replicate the Index, the Managing Member adjusts the Total Index Series’ portfolio only as necessary to accommodate expirations in particular commodity futures contracts and to adjust overall position size for changes resulting from subscriptions and withdrawals to the Total Index Series.  The Managing Member does not exercise discretion over the positions the Total Index Series maintains.  Consequently, the Managing Member does not apply risk management techniques in its trading decisions.  The Total Index Series  initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.  The Total Index Series maintains approximately 90% of the Total Index Series’ assets in cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments,  shares of mutual funds and certain money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions, for which the Managing Member believes the market-risk to be minimal.

In addition to market risk, in entering into futures, and potentially forward and swap, contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Total Index Series. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

Off-Balance Sheet Arrangements

The Total Index Series does not enter into off-balance sheet arrangements with other entities.

Contractual Obligations

The Total Index Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Total Index Series’ sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts.  All such contracts are settled by offset, not delivery.  The Financial Statements of the Total Index Series present Condensed Schedules of Investments setting forth net unrealized appreciation (depreciation) of the Total Index Series’ open futures and other contracts at December 31, 2009 and December 31, 2008.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.   Financial Statements and Supplementary Data

The Total Index Series’ financial statements for the fiscal years ended December 31, 2009 and 2008, as required by this item, is included as Exhibit 13.01 to this report.  Disclosure of Supplementary Data is not required.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).   Controls and Procedures

The Managing Member, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Total Index Series as of the end of the period covered by this annual report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Management's Annual Report on Internal Control over Financial Reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Total Index Series’ registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Total Index Series’ internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a, b)  Identification of Directors and Executive Officers

As a series of a Delaware limited liability company, the Total Index Series itself has no officers, directors or employees.  The Total Index Series’ affairs are managed by PAM.  Trading decisions are made by PAM on behalf of the Total Index Series.

The executive officers of PAM and their business backgrounds are as follows.

Walter Thomas Price III, 68, is the chairman, president and director of the Managing Member.  He has been a registered principal and an associated person of the Managing Member since March 3, 1999. Mr. Price founded PFG, an introducing broker and has been president, chief executive officer, principal and associated person, since June 29, 1995.  He is also president, registered principal and associated person of Price Capital Markets Inc., a registered commodity trading advisor, with which he has been affiliated since February 1997 and where he is responsible for overseeing all trading decisions.  Mr. Price is an investor, a principal since July 28, 2004 and an associated person since October 18, 2004 of Uhlmann Price Securities LLC, the Marketing Representative of the Company.  Mr. Price is also chief executive officer and managing member of Beeland Management Company, L.L.C. (“Beeland”), a commodity pool operator registered with the NFA since August 2003.  Mr. Price has also been registered as an associated person with Beeland since June 6, 2005.  He is a graduate of the University of Texas and is also a licensed Financial Industry Regulatory Authority, Inc. (“FINRA”) principal.

 Allen D. Goodman, 40, is the chief financial officer of the Managing Member, which he joined in March 2001.  Mr. Goodman has been registered as a principal of the Managing Member since June 15, 2001.  Mr. Goodman has also been a principal of Beeland since July 6, 2004 and PFG since April 21, 2008.  Mr. Goodman holds a B.A. degree from the University of Wisconsin and a M.S.A. in Accounting from DePaul University.

Roxanne Bennett, 51, is the executive vice president and director of the Managing Member, which she joined in February 2007.  Ms. Bennett became an associated person of the Managing Member on April 24, 2007 and became a principal on May 8, 2007.  In her capacity as director, Ms. Bennett concentrates on the development and marketing of investment products offered by the Managing Member and its affiliates.  Ms. Bennett is responsible for overseeing the day-to-day activity of the Managing Member.  Ms. Bennett is also an associated person (since April 24, 2007) of PFG.  Prior to joining the Managing Member, Ms. Bennett was a director with UBS Securities LLC, a bank owned futures commission merchant, from September 2006 to February 2007.  From January 1997 until the purchase of ABN AMRO Inc. by UBS Securities LLC in September 2006, Ms. Bennett was a director of ABN AMRO Incorporated, a bank owned futures commission merchant, and ABN AMRO Clearing and Management Services Inc., a registered commodity pool operator and commodity trading advisor (collectively “ABN AMRO”).  At ABN AMRO, Ms. Bennett was responsible for the development and distribution of alternative investment products and was a member of the investment committee selecting commodity trading advisors and hedge funds for asset allocations. In addition, Ms. Bennett oversaw the day-to-day administration and risk management for various alternative investment products.

Susanna Jung, 38, is the executive vice president and chief operating officer of the Managing Member.  Ms. Jung was registered as principal and associated person of the Managing Member on October 6, 2009.  She also has been a registered associated person of PFG since May 3, 2004 and a principal since October 12, 2006.  Ms. Jung has been an employee of PFG since March 31, 1997.  Ms. Jung’s responsibilities with the Managing Member include oversight of compliance, internal accounting and overall administrative policies.  Ms. Jung is also the coordinator of all internal IT related matters.  Ms. Jung currently holds her Series 7 & 63 Securities Broker license with the Marketing Representative.

Krishnan Seshadri, 60, is an officer of the Managing Member.  Mr. Seshadri joined the Managing Member in March 2007 and is responsible for the Managing Member’s internal accounting.  Prior to joining the Managing Member, Mr. Seshadri served as an associate director at UBS Securities LLC (“UBS”) from October

2006 to March 2007 where he was responsible for overseeing the administration and fund accounting for various funds sponsored by UBS.  In September 2006, UBS acquired ABN AMRO Incorporated where Mr. Seshadri was a vice-president from September 1999 to September 2006.  At ABN AMRO Incorporated, Mr. Seshadri was responsible for overseeing the administration and fund accounting for various funds sponsored by ABN AMRO Incorporated.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a, b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)   Promoters and Control Persons

PAM and its control persons are the sole promoter and control persons of the Company and the Total Index Series.  There is no information responsive to Regulation S-K Item 401(g) to report.

(h)   Section 16(a) Beneficial Ownership Reporting Compliance

Each of the Managing Owner, Messrs. Price and Goodman and Ms. Bennett filed a Form 3 on or before June 26, 2009 and have not acquired any Company securities since that date.  Ms. Jung filed her Form 3 on March 25, 2010, a late filing.  Ms. Jung holds no Company securities and the number of transactions not reported on a timely basis is 0.

(i)   Code of Ethics

The Company has no employees, officers or directors and is managed by the Managing Member.  The Managing Member has adopted an Executive Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer.  A copy of this Executive Code of Ethics may be obtained at no charge by written request to Price Asset Management Inc., 141 West Jackson Blvd., Suite 1340A, Chicago, IL, 60604.

(h)   Audit Committee Financial Expert

Because the Company has no employees, officers or directors, the Company has no audit committee.  The Total Index Series is managed by the Managing Member.  Allen D. Goodman, Chief Financial Officer, serves as the Managing Member’s “audit committee financial expert.”  Mr. Goodman is not independent of the management of the Managing Member.  The Managing Member is a privately owned corporation managed by its shareholders.  It has no independent directors.

Item 11.  Executive Compensation

The Total Index Series itself has no officers, directors or employees.  None of the principals of PAM receive compensation from the Total Index Series.  PAM receives a monthly management fee from the Total Index

Series equal to 0.054167 of 1% of the month-end net asset value of each Member’s capital account (a 0.65% annual rate).

The principals of PAM are compensated by an affiliate in their respective positions.  The principals receive no “other compensation” from the Total Index Series.  There are no compensation plans or arrangements relating to a change in control of either the Total Index Series or PAM.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

As of February 28, 2010, PAM knows of no person who beneficially owns more than 5% of the Total Index Series’ Interests.

 (b)   Security Ownership of Management

The Total Index Series has no officers or directors.  Under the terms of the Operating Agreement, the Total Index Series’ affairs are managed by PAM, which has discretionary authority over the Total Index Series’ trading.  As of February 28, 2010, PAM’s interest in the Total Index Series was valued at $31,715, which constituted 0.02% of the Total Index Series’ total assets.

As of February 28, 2010, PAM’s principals did not beneficially own Total Index Series Interests.

(c)   Changes in Control

There have been no changes in control of the Total Index Series.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions

The Total Index Series paid PAM $829,571 in management fees for the year ended December 31, 2009.

Mr. Price, the chairman, the president and a director of PAM, is an investor in the Marketing Representative and the sole shareholder of PFG.  PFG, in its capacity as the IB for the Total Index Series, receives from MFG, the Total Index Series’ clearing broker, a portion of the brokerage commissions paid by the Total Index Series to MFG.  PAM shares a portion of the management fees it receives with the Marketing Representative which may share such fees with its eligible registered representatives.

The Total Index Series has not and does not make any loans to PAM, its affiliates, their respective officers, directors or employees or the immediate family members of any of the foregoing, or to any entity, trust or other estate in which any of the foregoing has any interest, or to any other person.

None of PAM, its affiliates, their respective officers, directors and employees or the immediate family members of any of the foregoing, or any entity trust or other estate in which any of the foregoing has any interest has, to date, sold any asset, directly or indirectly, to the Total Index Series.

The Total Index Series has no directors, officers or employees and is managed by PAM.  PAM is managed by its principals, none of whom is independent of PAM.

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by McGladrey & Pullen, LLP (“M&P”), the Total Index Series’ independent registered public accountant, in connection with their audit of the Total Index Series’ financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2009 and 2008 were approximately $87,100 and $116,000, respectively.

(2)           Audit-Related Fees

There were no audit-related fees for professional services rendered by M&P for the benefit of the Total Index Series for the years ended December 31, 2009 and 2008.

(3)           Tax Fees

The aggregate fees for professional services rendered by RSM McGladrey, Inc. (“RSM”), an associated entity of M&P, for the benefit of the Total Index Series for the years ended December 31, 2009 and 2008 were approximately $31,000 and $25,000, respectively.  The fees paid were for the necessary state tax returns as well as for the preparation of Schedule K-1s for Members.

(4)           All Other Fees

There were no other fees for professional services rendered by M&P or RSM for the benefit of the Total Index Series for the years ended December 31, 2009 and 2008.

 (5)           Pre-Approval Policies

The Managing Member pre-approves the engagement of the Total Index Series’ auditor for all services to be provided by the auditor.  The Managing Member has determined that the payments made to M&P and RSM for these services during 2009 and 2008 are compatible with maintaining the independence of M&P and RSM.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2009 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Condensed Schedules of Investments
Statements of Operations
Statements of Changes in Members’ Equity (Net Assets)
Notes to Financial Statements

(a)(2)   Financial Statement Schedules

All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

3.1	Supplement to the Second Amended and Restated Limited Liability Company Agreement of RICI® Linked – PAM Advisors Fund, LLC

13.01	2009 Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

The following exhibits were filed by the Company as a part of its Registration Statement on Form 10 (Reg. No. 000-53647) on April 29, 2009 and are incorporated herein by reference.

Exhibit Designation	Description

3.1	Certificate of Formation of RICI® Linked – PAM Advisors Fund, LLC

4.1	Second Amended and Restated Limited Liability Company Agreement of RICI® Linked – PAM Advisors Fund, LLC

10.1	Form of Trademark Sublicense Agreement between Beeland Management Company, L.L.C. and RICI® Linked – PAM Advisors Fund, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2010.

RICI® Linked – PAM Advisors Fund, LLC
(Registrant)

By: Price Asset Management, Inc.
Managing Member

By: /s/Walter Thomas Price III
Walter Thomas Price III
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Member of the Registrant and in the capacities and on the date indicated.

Title with
Signature	Managing Member	Date

/s/Walter Thomas Price III	Principal Executive Officer	March 30, 2010
Walter Thomas Price III

/s/Allen D. Goodman	Principal Financial and Accounting	March 30, 2010
Allen D. Goodman	Officer

/s/Roxanne Bennett	Director	March 30, 2010
Roxanne Bennett

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the directors of Price Asset Management, Inc.)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

3.1	Supplement to the Second Amended and Restated Limited Liability Company Agreement of RICI® Linked – PAM Advisors Fund, LLC

13.01	2009 Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

The following exhibits were filed by the Company as a part of its Registration Statement on Form 10 (Reg. No. 000-53647) on April 29, 2009 and are incorporated herein by reference.

Exhibit Designation	Description

3.1	Certificate of Formation of RICI® Linked – PAM Advisors Fund, LLC

4.1	Second Amended and Restated Limited Liability Company Agreement of RICI® Linked – PAM Advisors Fund, LLC

10.1	Form of Trademark Sublicense Agreement between Beeland Management Company, L.L.C. and RICI® Linked – PAM Advisors Fund, LLC