Form 10-Q
period 2010-03-31
RICI Linked - PAM Advisors Fund, LLC
filed 2010-05-17
CIK 1462567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The following unaudited financial statements of RICI® Linked – PAM Advisors Fund, LLC and RICI® Linked – PAM Total Index Series are included in Item 1:

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Statements of Financial Condition
March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

	March 31, 2010	December 31, 2009
Assets

Equity in broker trading account
Cash	$22,897,546	$11,862,883
Net unrealized gain on open futures contracts	4,124,579	4,702,842
	27,022,125	16,565,725

Cash and cash equivalents	30,611,440	138,914,951
Investments
Government-sponsored enterprises, at fair value	134,927,800	-
Mutual funds, at fair value	22,865,318	26,189,927
Interest receivable	5,943	11,548
Other assets	2,506	10,022

Total assets	$215,435,132	$181,692,173

Liabilities and Members' Equity (Net Assets)

Accrued operating expenses	$109,292	$114,756
Management fee payable to Managing Member	104,501	95,779
Servicing fee payable to selling agent	28,550	27,617
Withdrawals payable	660,380	5,696,909
Subscriptions received in advance	22,348,500	7,702,128
	23,251,223	13,637,189
Members' equity (net assets)	192,183,909	168,054,984

Total liabilities and members' equity (net assets)	$215,435,132	$181,692,173

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Condensed Schedule of Investments
March 31, 2010 (Unaudited)
		Net
		Unrealized
		Gain (Loss)	Percent of
		on Open Long	Members'
		Futures	Equity
		Contracts	(Net Assets)
Futures contracts *

United States
Energy		$906,969	0.47%
Grains		(1,079,398)	(0.56)
Meat		165,140	0.09
Metals		387,855	0.20
Softs		(234,980)	(0.12)
Total futures - United States		145,586	0.08%

Foreign
Energy		911,766	0.47
Grains		15,715	0.01
Metals		3,039,471	1.58
Softs		12,041	0.01
Total futures - Foreign		3,978,993	2.07

Total futures contracts		$4,124,579	2.15%

Government-Sponsored Enterprises			Percent of
			Members'
			Equity
	Cost	Fair Value	(Net Assets)
Federal Home Loan Bank
$ 15,000,000 discount note due 09/07/2010	$14,981,692	$14,983,500	7.80%
$ 33,000,000 discount note due 05/19/2010	32,991,200	32,996,700	17.17
$ 33,000,000 discount note due 06/29/2010	32,983,638	32,993,400	17.17
$ 34,000,000 discount note due 08/06/2010	33,970,288	33,976,200	17.68

Federal National Mortgage Association
$ 20,000,000 discount note due 09/08/2010	19,976,044	19,978,000	10.40

Total Government-sponsored enterprises	$134,902,862	$134,927,800	70.22%

Mutual Funds

United States
Western Asset Government Money Market Fund (1,087,538 shares)	$1,087,538	$1,087,538	0.57
AIM Agency and Government Portfolio Institutional Class (21,777,780 shares)	21,777,780	21,777,780	11.33
Total Mutual Funds	$22,865,318	$22,865,318	11.90%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.
The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Condensed Schedule of Investments
December 31, 2009 (Audited)

		Net Unrealized
		Gain (Loss)	Percent of
		on Open	Members'
		Long Futures	Equity
		Contracts	(Net Assets)
Futures contracts *

United States
Energy		$422,382	0.25%
Grains		777,940	0.46
Meat		1,490	**
Metals		219,250	0.13
Softs		451,518	0.27
Total futures contracts - United States		1,872,580	1.11

Foreign
Energy		(87,815)	(0.05)
Grains		2,088	**
Metals		2,845,272	1.70
Softs		70,717	0.04
Total futures contracts - Foreign		2,830,262	1.69

Total futures contracts		$4,702,842	2.80%

			Percent of
			Members'
			Equity
	Cost	Fair Value	(Net Assets)
Mutual funds

United States
Western Asset Institutional Money Market Fund (16,068,182 shares)	$16,068,182	$16,068,182	9.56%
Federated Government Obligations Tax Managed Fund (10,121,745 shares)	10,121,745	10,121,745	6.02

Total mutual funds	$26,189,927	$26,189,927	15.58%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.

** Represents less than 0.00% of members' equity (net assets).

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Statements of Operations
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Trading gains and losses
Realized gains (losses)	$(2,855,794)	$(8,500,818)
Change in unrealized gains (losses) on open futures contracts	(578,264)	4,603,945
Change in unrealized gains (losses) on investments	24,939	-
Brokerage commissions	(110,231)	(72,216)
Net trading gains (losses)	(3,519,350)	(3,969,089)

Investment income
Interest Income	30,297	81,279
Other Income	-	1,235
	30,297	82,514

Expenses
Management fees	290,508	135,879
Operating expenses	106,835	42,696
Servicing fees	28,550	18,201
	425,893	196,776

Net investment loss	(395,596)	(114,261)
Net loss	$(3,914,946)	$(4,083,350)

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Statement of Changes in Members' Equity (Net Assets)
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

	Managing Member	Non-Managing Members	Total
Members' equity (net assets) December 31, 2009	$34,479	$168,020,505	$168,054,984
Subscriptions	-	29,918,835	29,918,835
Withdrawals	-	(1,874,964)	(1,874,964)
Net loss for the three months ended March 31, 2010	(844)	(3,914,102)	(3,914,946)
Members' equity (net assets) March 31, 2010	$33,635	$192,150,274	$192,183,909

Members' equity (net assets) December 31, 2008	$17,430	$86,004,045	$86,021,475
Subscriptions	10,000	4,900,623	4,910,623
Withdrawals	-	(1,895,342)	(1,895,342)
Net loss for the three months ended March 31, 2009	(1,217)	(4,082,134)	(4,083,351)
Members' equity (net assets) March 31, 2009	$26,213	$84,927,192	$84,953,405

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Notes to Financial Statements

Note 1.	Nature of Operations and Significant Accounting Policies

The RICI® Linked - PAM Total Index Series (the Fund) is a series of the RICI® Linked - PAM Advisors Fund, LLC (the Company), a limited liability company organized under the Delaware Limited Liability Company Act.  The Fund and the Company engage in the speculative trading of commodity futures, options on futures, forward contracts and other derivatives on exchanges and markets located in the United States and abroad.  These financial statements incorporate the financial condition, results of operations and changes in members' equity (net assets) of the Fund only, and not those of the other series of the Company or the Company as a whole.

Series of membership interests:  The Company is currently offering four series (each, a Series) of limited liability company interests (Interests): the RICI® Linked - PAM Total Index Series, the RICI® Linked - PAM Energy Sector Series, the RICI® Linked - PAM Agricultural Sector Series, and the RICI® Linked - PAM Metals Sector Series.  Each Series invests substantially all of its assets in derivative contracts representing the commodity positions contained in the Rogers International Commodity Index® (Index), or a sub-index thereof.  Each Series is designed to be a portfolio diversification option - not a complete investment program - for sophisticated investors seeking exposure to commodities.  Currently, three Series have commenced trading, the RICI® Linked - Total Index Series began trading on May 8, 2007, the RICI® Linked – PAM Agricultural Sector Series began trading on February 1, 2008 and  the RICI® Linked – PAM Energy Sector Series began trading on January 1, 2010.

The Company has been granted a license to use the Index pursuant to a sub-licensing arrangement.  If the sub-license arrangement  were to terminate and the Company lost use of the Index, the Company would have to terminate the offering of its Interests.

The Fund previously operated under exemption pursuant to Regulation 4.7 under the Commodity Exchange Act (CEAct).  Effective August 1, 2009 the Fund no longer claims exemption and operates pursuant to Regulation 4.22 under the CEAct.

RICI Linked - PAM Total Index Series:  The Fund’s trading is comprised of four commodity product sectors encompassing 37 markets worldwide.

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

Net asset value:  "Net Asset Value" or "Net Assets" associated with the Fund is the sum of all cash plus investments, at fair value, plus the liquidating value of all open commodity positions maintained by the Fund, plus interest receivable and other assets, less all liabilities of the Fund determined in accordance with GAAP.

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Notes to Financial Statements

Note 1.	Nature of Operations and Significant Accounting Policies (Continued)

Securities and derivative financial instruments:  Investments in securities and derivative financial instruments and related expenses are recorded on trade date and at fair value.  Gains and losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) at the date of the statements of financial condition are included in equity in broker trading accounts as a net unrealized gain or loss, as there exists a right to offset.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Brokerage commissions include clearing and exchange fees and are separately reported in the statements of operations.

Translation of foreign currencies:  The Fund's functional currency is the U.S. dollar; however, it transacts business in foreign currencies.  Investments denominated in foreign currencies are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition.  Income and expense items denominated in foreign currencies are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported as part of realized gains and losses in the statements of operations.

Subscriptions:  Non-managing member subscriptions are presented in the statement of changes in members’ equity (net assets), net of sales fees, if any.

Withdrawals payable:  Withdrawals approved by the Managing Member prior to month end with a fixed effective date and fixed amount are recorded as withdrawals payable as of month end.

Ongoing offering expenses:  Ongoing offering expenses are charged to expense as incurred.

Income taxes:  No provision for income taxes has been made in these financial statements because members are individually responsible for reporting income or loss based on their respective shares in the Fund’s income and expenses as reported for income tax purposes.

The Financial Accounting Standards Board (FASB) provides guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements.  The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  For the period ended March 31, 2010 management has determined that there are no material uncertain income tax positions.

All of the Fund’s income tax returns remain subject to federal, state or local income tax examination.

Statement of cash flows:  The Fund has elected not to provide statements of cash flows as permitted by GAAP as all of the following conditions have been met:

a.	During the period, substantially all of the Fund’s investments were highly liquid;

b.	Substantially all of the Fund’s investments are carried at fair value;

c.	The Fund had little or no debt during the period; and

d.	The Fund’s financial statements include a statement of changes in members’ equity (net assets).

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Notes to Financial Statements

Note 2.	Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fund utilizes valuation techniques to maximize the use of observable inputs and minimize the use of unobservable inputs.  Assets and liabilities recorded at fair value are categorized within the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

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

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Notes to Financial Statements

Note 2.	Fair Value of Financial Instruments (Continued)

The following table summarizes the Fund’s assets measured at fair value on a recurring basis within the fair value hierarchy as of:

	March 31, 2010	December 31, 2009
Description	Level 1	Level 1

Equity in broker trading account
Futures contracts	$4,127,579	$4,702,842
Cash and cash equivalents
Money market funds	3,150,857	129,115,708
Investments
Government-sponsored enterprises	134,927,800	-
Mutual funds	22,865,318	26,189,927
Total assets at fair value	$165,071,554	$160,008,477

At March 31, 2010 and December 31, 2009 the Fund had no Level 2 or Level 3 assets or liabilities.

In addition, substantially all of the Fund's other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Note 3.	Derivative Instruments

Expanded disclosure is presented, in accordance with recent FASB guidance, to provide the users of the financial statements with an enhanced understanding of the use of derivative instruments, and how derivative and hedging activities affect financial position and operations.

The Fund’s derivative contracts are comprised of futures contracts. These derivative contracts are recorded on the statements of financial condition as assets measured at fair value and the related realized and unrealized gain (loss) associated with these derivatives is recorded in the statements of operations. The Fund has considered the counterparty credit risk related to all its futures contracts and does not deem any counterparty credit risk material at this time.  The Fund does not consider any derivative instruments to be hedging instruments, as this term is generally understood under FASB guidance.

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Notes to Financial Statements

Note 3.	Derivative Instruments (Continued)

As of March 31, 2010 and December 31, 2009, the Fund’s derivative contracts had the following impact on the statement of financial condition and the statement of operations:

	Contract Risk	Location	Asset Derivatives March 31, 2010	Liability Derivatives March 31, 2010	Net

Futures:	Commodity Price	Equity in broker trading account
Energy			$2,307,267	$(488,533)	$1,818,734
Grains			58,148	(1,121,831)	(1,063,682)
Meats			165,140	-	165,140
Metals			5,689,184	(2,261,858)	3,427,326
Softs			586,109	(809,049)	(222,939)

			$8,805,848	$(4,681,271)	$4,124,579

			Asset Derivatives	Liability Derivatives
	Contract risk	Location	December 31, 2009	December 31, 2009	Net

Futures:	Commodity price	Equity in broker trading account
Energy			$480,097	$(145,530)	$334,567
Grains			921,448	(141,420)	780,028
Meats			24,830	(23,340)	1,490
Metals			4,662,243	(1,597,721)	3,064,522
Softs			864,713	(342,478)	522,235

			$6,953,331	$(2,250,489)	$4,702,842

For the three months ended March 31, 2010 and 2009 the Fund’s derivative contracts had the following impact on the statements of operations.

		Three months ended March 31, 2010
	Contract Risk	Realized gains (losses)	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)

Futures	Commodity price
Energy		$42,722	$1,484,167	$1,526,889
Grains		(3,544,504)	(1,859,568)	(5,404,072)
Meats		145,150	163,650	308,800
Metals		1,076,673	362,804	1,439,477
Softs		(575,835)	(729,317)	(1,305,152)

		$(2,855,794)	$(578,264)	$(3,434,058)

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Notes to Financial Statements

Note 3.	Derivative Instruments (Continued)

		Three months ended March 31, 2009
	Contract Risk	Realized gains (losses)	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Energy		$(4,564,599)	$850,940	$(3,713,659)
Grains		(724,390)	(559,658)	(1,284,048)
Meats		(225,994)	15,070	(210,924)
Metals		(2,607,627)	4,156,300	1,548,673
Softs		(378,209)	141,293	(236,916)

		$(8,500,819)	$4,603,945	$(3,896,874)

For the three months ended  March 31, 2010 and  2009, the monthly average number of futures contracts bought and sold were approximately 6,037 and 4,016, respectively.

Note 4.	Equity in Broker Trading Account

Cash and financial instruments held at the Fund's clearing broker collateralize amounts due to the clearing broker, if any, and may serve to satisfy regulatory or clearing broker margin requirements.  The Fund earns interest on its assets deposited with the broker.  At March 31, 2010 and December 31, 2009, cash held at the clearing broker in the amount of $27,022,125 and $16,565,725, respectively, serves to satisfy margin requirements.

Note 5.	Subscriptions, Withdrawals, and Distributions

The minimum initial subscription for the Fund for new investors is $25,000.  For existing investors in the Fund, the minimum additional subscription amount is $10,000.  Subscriptions will be effective at the opening of business on the first day of trading of the next calendar month.  The Managing Member may, in its absolute discretion, accept or reject subscriptions, in whole or in part, and waive the minimum investment amounts.

Non-managing members may withdraw some or all of their interest in the Fund as of the end of any calendar month upon five business days' prior written notice.  Withdrawals from the Fund made prior to the end of the sixth full calendar month following a non-managing member's initial investment in the Fund are subject to a withdrawal charge, payable to the Fund, equal to 1 percent of the amount withdrawn, provided that such charge will not apply if the withdrawal is resulting from a request to exchange Interests in one Series for Interests of another Series.  The Managing Member may defer or suspend withdrawal rights under certain circumstances.

Distributions may be made at the discretion of the Managing Member.  Distributions need not be made pro rata to all non-managing members of the Fund based on the balance of their capital accounts.  However, given the monthly liquidity of the Fund, no distributions are anticipated.

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Notes to Financial Statements

Note 6.	The Managing Member

Price Asset Management, Inc., an Illinois corporation, is the Managing Member, commodity pool operator and commodity trading advisor of the Fund.

The Managing Member will maintain a capital account balance in each Series sufficient for such Series to be treated as a partnership for federal income tax purposes (which may be $0) and may make withdrawals from its capital accounts without notice to the non-managing members.  The Managing Member is not subject to the Managing Member's management fee, but will otherwise bear its proportionate share of the Fund's expenses.

Note 7.	Fees and Expenses

The Fund pays the Managing Member a monthly management fee of 0.054167 percent of the month-end Net Asset Value of each non-managing member's capital account in the Fund (0.65 percent per annum).  The Managing Member may waive or reduce its management fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction.  There were no waived fees for the three months ended March 31, 2010 and 2009.  The management fee for the three months ended March 31, 2010 and 2009, were $290,508 and $135,879, respectively, and is reflected in the statements of operations.

Non-managing members in the Fund who are introduced to the Fund by their respective selling agents may be charged a monthly service fee of 0.0833 percent (1 percent per annum) payable to the selling agent.  They may also be charged an upfront sales fee of up to 1% of the subscriptions amount that is deducted from the subscription proceeds and paid to the applicable selling agent, if any. For the three months ended March 31, 2010 and 2009 subscriptions are net of $13,500 and $1,000, respectively, in sales fees that were charged to applicable non-managing members.  Non-managing members introduced through qualified advisors, including the marketing representative, Uhlmann Price Securities, LLC, will not be charged a service fee.  Uhlmann Price Securities, LLC, an affiliate of the Managing Member and a related party, will be paid its introducing fee by the Managing Member without reimbursement from the Fund.  The Fund incurred $28,550 and $18,201 of servicing fees to the selling agents during the three months ended March 31, 2010 and 2009, respectively.

The Fund pays all of its own legal, accounting, auditing, reporting, administrative and initial offering expenses.

Any expenses of the Company as a whole, and not specific to any Series, will be allocated ratably among the Series, including the Total Index Series, in the ratio that the Net Asset Value of each Series bears to the aggregate Net Asset Value of all Series.  The Managing Member believes this allocation method to be reasonable.

The Price Futures Group, Inc. (PFG), a related party to the Company through common management, acts as the introducing broker for the Fund, whereby certain accounts of the Fund are introduced to the Fund’s clearing broker.  A portion of the brokerage fee paid by the Fund for clearing transactions is paid to PFG, by the clearing broker.

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Notes to Financial Statements

Note 8.	Trading Activities and Related Risks

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

Credit risk and concentration of credit risk:  Credit risk arises primarily from the potential inability of counterparties, such as clearing brokers, banks or other financial institutions, to perform in accordance with the terms of a contract.  The Fund's exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all contracts in which the Fund has a gain.  Exchange traded financial instruments, such as financial futures, generally do not give rise to significant counterparty exposure due to daily cash settlement procedures for daily gains and losses and the margin requirements of the individual exchanges.  The Fund clears all of its trades through MF Global, Inc.  In the event this broker does not fulfill its obligations, the Fund may be exposed to risk.

The Fund maintains deposits with financial institutions in amounts that are in excess of federally insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

The Managing Member has established procedures to actively monitor the creditworthiness of the counterparties with which it conducts business in order to minimize market and credit risks.  The non-managing members bear the risk of loss only to the extent of the value of their respective investments and, in certain, circumstances, distributions and withdrawals received.

Note 9.	Financial Highlights

Financial highlights for non-managing members of the Fund for the three months ended March 31, 2010 and 2009 are as follows:

	2010 (Unaudited)		2009 (Unaudited)

Total Return	(2.63	) %	(4.65	) %

Ratios to average members' equity (net assets)
Expenses, including servicing fees (1)	0.95%		0.93%
Net investment income (loss) (2)	(0.88	) %	(0.54	) %

Each ratio is calculated for the non-managing members taken as a whole.  Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the year.  The computation of an individual non-managing member's ratios may vary from the ratios calculated above based on any fee waivers and the timing of capital transactions.

RICI ® Linked - PAM Advisors Fund, LLC
RICI ® Linked - PAM Total Index Series

Notes to Financial Statements

Note 9.	Financial Highlights (Continued)

The total returns and ratios exclude the effects of any 1% sales fees charged by the selling agents.

(1) The ratio of operating expenses to average members' equity (net asset) values does not include brokerage commissions.

(2) Net investment income (loss) does not include net realized and unrealized gains and losses and the related brokerage commissions of the Fund.

Note 10.	Indemnifications

In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties that provide indemnifications under certain circumstances.  The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred.  The Managing Member expects the risk of any future obligations under these indemnifications to be remote.

Note 11.	Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2010, the statements of operations for the three months ended March 31, 2010 and 2009 and changes in members’ equity (net assets) for the three months ended March 31, 2010 and 2009 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009 and changes in Members’ Equity (net assets) for the three months ended March 31, 2010 and 2009.   The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

Note 12.	Subsequent Events

The Fund’s management evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

Subsequent to March 31, 2010, subscriptions and withdrawals of Interests were $39,042,135 and $1,815,897, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

RICI® Linked - PAM Total Index Series (the “Total Index Series”) holds approximately 90% of its assets as cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions.  The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses.  Price Asset Management, Inc. (the “Managing Member”) will commit the remaining assets of the Total Index Series to margin the Total Index Series’ futures, forward and swap positions such that the total market exposure of the Total Index Series is approximately equal to its net assets.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Total Index Series’ futures trading, the Total Index Series’ assets are highly liquid and are expected to remain so.  During its operations through March 31, 2010, the Total Index Series experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Total Index Series.

CAPITAL RESOURCES

The Total Index Series raises additional capital only through the sale of interests (“Interests”) and capital is increased through trading profits (if any) and through interest income.  The Total Index Series does not engage in borrowing.

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

Critical Accounting Estimates

The Total Index Series’ securities and derivative financial instruments are recorded at fair value.  The fair values of exchange-traded futures contracts are based upon exchange settlement prices.  Fair value of non-exchange traded futures contracts is based on third-party quoted dealer values on the Interbank market.  Shares of mutual funds, which include money market funds, are valued at the net asset value based on quoted market prices.  Government-sponsored enterprise securities are stated at cost plus accrued interest, which approximates fair value based on quoted market prices for identical assets in an active market.

The Total Index Series accounts for subscriptions, allocations and withdrawals on a per member (“Member”) capital account basis.  Income or loss is allocated pro rata to the capital accounts of all Members.

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

RESULTS OF OPERATIONS

The rules the Managing Member follows in replicating the Rogers International Commodity Index® (the “Index”) on behalf of the Total Index Series do not predict price movements, nor do they rely on fundamental economic supply or demand analysis or on macroeconomic assessments of the relative strengths of different national economies or economic sectors.  Instead, the rules are designed to follow passively, on an essentially unleveraged basis, changes in an index of raw materials traded in the world markets and, unlike with operating companies, operational or micro-economic trends have no relevance to the Total Index Series’ results.  Generally, if prices of commodities rise, then the value of an investment in the Total Index Series should appreciate. Correspondingly, if commodity prices decline, then the value of an investment in the Total Index Series should go down.

The performance summary set forth below is an outline description of how the Total Index Series has performed in the past.  The Total Index Series portfolio is marked-to-market every trading day and its trading accounts are credited or debited with its daily gains or losses. The Total Index Series’ past performance is not necessarily indicative of how it will perform in the future.

Three Months ended March 31, 2010

During the first quarter of 2010, the Total Index Series achieved a net realized and unrealized  loss of $3,519,350  from its trading operations, which is net of brokerage commissions of $110,231.  The Total Index Series incurred total expenses of $ 425,893, including $290,508 in Management Fees (paid to the Managing Member), $28,550 in Servicing Fees (paid to selling agents) and $106,835 in operating expenses.  The Total Index Series earned $30,297 in interest income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain (Loss)
Agricultural	(3.50)%
Energy	0.83%
Metals	0.84%

Total Portfolio	(1.83)%

The Total Index Series posted a net loss of (7.9)% in January. The agricultural, energy and metals sectors posted losses of (2.62)%, (3.79)% and (1.44)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in January were sugar, orange juice, lumber, azuki beans and greasy wool.

The Total Index Series posted a net gain of 5.3% in February. The agricultural, energy and metals sectors all posted gains of 1.39%, 3.07%, and 0.86%, respectively.  Highest grossing commodities for the Total Index Series’ performance in February were cotton, nickel, crude oil, soybean oil and RBOB gasoline.

The Total Index Series posted a net gain of 0.7% in March. The agricultural sector posted a loss of (2.31)%, while the energy and metals sectors posted a net gain of 1.63% and 1.38%, respectively.  Highest grossing commodities for the Total Index Series’ performance in March were lumber, rapeseed, rubber, coffee and live cattle.

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

CONTRACTUAL OBLIGATIONS

The Total Index Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Total Index Series’ sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts.  All such contracts are settled by offset, not delivery.  The Financial Statements of the Total Index Series present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Total Index Series’ open futures and other contracts at March 31, 2010 and December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.	CONTROLS AND PROCEDURES

The Managing Member with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Total Index Series as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Total Index Series.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the first fiscal quarter of 2010, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: January: $7,762,530, February: $11,464,792 and March: $10,691,514.

Each of the foregoing Interests was privately offered and sold only to “accredited investors,” as defined in Rule 501(a) under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506 under the 1933 Act, and are persons with whom the Managing Member, Uhlmann Price Securities, LLC, the Company’s marketing representative, or a selling agent have a pre-existing substantive relationship and with respect to whom it has been determined that the Interests are a suitable investment.

Pursuant to the Company’s Limited Liability Company Agreement, Members may withdraw capital from their capital accounts in the Total Index Series as of the end of each calendar month.  The withdrawal of capital by Members has no impact on the value of the capital accounts of other Members.

The following table summarizes the withdrawals by Members during the three months ended March 31, 2010:

Date of Closing	Total Amount of Withdrawals
January 31, 2010	$644,806
February 28, 2010	$569,778
March 31, 2010	$660,380

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010	RICI® Linked – PAM Advisors Fund, LLC (Registrant)

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