Form 10-Q
period 2010-06-30
RICI Linked - PAM Advisors Fund, LLC
filed 2010-08-16
CIK 1462567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The following unaudited financial statements of RICI® Linked – PAM Total Index Series , a series of  RICI® Linked – PAM Advisors Fund, LLC are included in Item 1:

RICI ® Linked – PAM Total Index Series
A Series of RICI ® Linked – PAM Advisors Fund, LLC

Statements of Financial Condition
June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	June 30, 2010	December 31, 2009
Assets

Equity in broker trading account
Cash	$28,786,023	$11,862,883
Net unrealized gain (loss) on open futures contracts	(3,232,856)	4,702,842
	25,553,167	16,565,725

Cash and cash equivalents	19,178,215	138,914,951
Investments
Government-sponsored enterprise securities, at fair value	184,611,230	-
Mutual funds, at fair value	10,992,786	26,189,927
Interest receivable	1,883	11,548
Other assets	-	10,022

Total assets	$240,337,281	$181,692,173

Liabilities and Members' Equity (Net Assets)

Accrued operating expenses	$112,416	$114,756
Management fee payable to Managing Member	124,170	95,779
Support services fee payable	18,722	-
Servicing fee payable to selling agent	29,441	27,617
Withdrawals payable	4,440,785	5,696,909
Subscriptions received in advance	10,937,774	7,702,128
	15,663,308	13,637,189
Members' equity (net assets)	224,673,973	168,054,984

Total liabilities and members' equity (net assets)	$240,337,281	$181,692,173

The accompanying notes are an integral part of these financial statements.

RICI ® Linked – PAM Total Index Series
A Series of RICI ® Linked – PAM Advisors Fund, LLC

Condensed Schedule of Investments
June 30, 2010 (Unaudited)

		Net Unrealized
		Gain (Loss)	Percent of
		on Open	Members'
		Long Futures	Equity
		Contracts	(Net Assets)
Futures contracts *

United States
Energy		$104,839	0.05%
Grains		430,835	0.19
Meat		(88,590)	(0.04)
Metals		(12,395)	(0.01)
Softs		806,170	0.36
Total futures contracts - United States		1,240,859	0.55
Foreign
Energy		(15,615)	(0.01)
Grains		4,967	**
Metals		(4,617,344)	(2.05)
Softs		154,277	0.07
Total futures contracts- Foreign		(4,473,715)	(1.99)

Total futures contracts		$(3,232,856)	(1.44	) %

Government-Sponsored enterprise securities			Percent of
			Members'
			Equity
United States	Cost	Fair Value	(Net Assets)
Federal Home Loan Bank
$ 34,000,000 discount note, due 08/06/2010	$33,970,288	$33,996,600	15.13%
$ 15,000,000 discount note, due 09/07/2010	14,981,692	14,997,000	6.68
$ 9,700,000 discount note, due 12/21/2010	9,687,201	9,689,330	4.31

Federal National Mortgage Association
$ 20,000,000 discount note, due 09/08/2010	19,976,045	19,996,000	8.90
$ 10,000,000 discount note, due 10/18/2010	9,983,833	9,995,000	4.45
$ 33,000,000 discount note, due 12/01/2010	32,949,693	32,970,300	14.67
$ 33,000,000 discount note, due 12/14/2010	32,964,580	32,967,000	14.67

U.S.Treasury Bills
$ 30,000,000 Treasury bill due 07/01/2010	29,997,105	30,000,000	13.35

Total Government-sponsored enterprise securities	$184,510,437	$184,611,230	82.16%

Mutual Funds
United States
Western Asset Government Money Market	$1,086,150	$1,086,150	0.48%
Fund (1,086,150 Shares)
AIM Agency and Government Portfolio Institutional	9,906,636	9,906,636	4.41
Class ( 9,906,636 Shares)
Total Mutual Funds	$10,992,786	$10,992,786	4.89%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.

** Represents less than 0.00% of members' equity (net assets).

The accompanying notes are an integral part of these financial statements.

RICI ® Linked – PAM Total Index Series
A Series of RICI ® Linked – PAM Advisors Fund, LLC

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

RICI ® Linked – PAM Total Index Series
A Series of RICI ® Linked – PAM Advisors Fund, LLC

Statements of Operations
For the Three Months and Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Trading gains and losses
Realized gains (losses)	$(10,956,591)	$22,361,235	$(13,812,384)	$13,860,417
Change in unrealized gains (losses) on open futures contracts	(7,357,435)	(5,840,080)	(7,935,698)	(1,236,135)
Change in unrealized gains (losses) on investments	75,855	-	100,793	-
Brokerage commissions	(128,633)	(74,509)	(238,864)	(146,725)
Net trading gains (losses)	(18,366,804)	16,446,646	(21,886,153)	12,477,557

Investment income
Interest income	32,987	118,088	63,284	199,366
Other income	-	-	-	1,235
	32,987	118,088	63,284	200,601

Expenses
Management fees	357,798	176,415	648,306	312,294
Operating expenses	105,374	70,093	212,208	112,788
Support services fee	18,722	-	18,722	-
Servicing fees	29,441	21,434	57,992	39,635
	511,335	267,942	937,228	464,717

Net investment loss	(478,348)	(149,854)	(873,944)	(264,116)
Net income (loss)	$(18,845,152)	$16,296,792	$(22,760,097)	$12,213,441

The accompanying notes are an integral part of these financial statements.

RICI ® Linked – PAM Total Index Series
A Series of RICI ® Linked – PAM Advisors Fund, LLC

Statement of Changes in Members' Equity (Net Assets)
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Managing Member	Non-Managing Members	Total
Members' equity (net assets) December 31, 2009	$34,479	$168,020,505	$168,054,984
Contributions	-	88,946,462	88,946,462
Withdrawals	-	(9,567,376)	(9,567,376)
Net loss for the six months ended June 30, 2010	(3,497)	(22,756,600)	(22,760,097)

Members' equity (net assets) June 30, 2010	$30,982	$224,642,991	$224,673,973

Members' equity (net assets) December 31, 2008	$17,430	$86,004,045	$86,021,475
Contributions	10,000	22,924,043	22,934,043
Withdrawals	-	(4,059,232)	(4,059,232)
Net income for the six months ended June 30, 2009	3,249	12,210,192	12,213,441

Members' equity (net assets) June 30, 2009	$30,679	$117,079,048	$117,109,727

The accompanying notes are an integral part of these financial statements.

RICI ® Linked – PAM Total Index Series
A Series of RICI ® Linked – PAM Advisors Fund, LLC

Note 1.	Nature of Operations and Significant Accounting Policies

The RICI® Linked - PAM Total Index Series (the Fund) is a series of the RICI® Linked - PAM Advisors Fund, LLC (the Company) a limited liability company organized under the Delaware Limited Liability Company Act.  The Fund and the Company engage in the speculative trading of commodity futures, options on futures, forward contracts and other derivatives on exchanges and markets located in the United States and abroad.  These financial statements incorporate the financial condition, results of operations and changes in members' equity (net assets) of the Fund only, and not those of the other series of the Company or the Company as a whole.

Series of membership interests:  The Company is currently offering four series (each, a Series) of limited liability company interests (Interests): the RICI® Linked - PAM Total Index Series, the RICI® Linked - PAM Energy Sector Series, the RICI® Linked - PAM Agricultural Sector Series, and the RICI® Linked - PAM Metals Sector Series.  Each Series invests substantially all of its assets in derivative contracts representing the commodity positions contained in the Rogers International Commodity Index® (Index), or a sub-index thereof.  Each Series is designed to be a portfolio diversification option - not a complete investment program - for sophisticated investors seeking exposure to commodities.  Currently, three Series have commenced trading, the RICI® Linked Total Index Series which began trading May 8, 2007, the RICI® Linked – PAM Agricultural Sector Series which began trading February 1, 2008 and the RICI® Linked – PAM Energy Sector Series which began trading January 1, 2010 but then ceased traded July 31, 2010.

The Company has been granted a license to use the Index pursuant to a sub-licensing arrangement.  If the sub-license arrangement were to terminate and the Company lost use of the Index, the Company will have to terminate the offering of its Interests in the Fund.

The Fund operated under exemption pursuant to Regulation 4.7 under the Commodity Exchange Act (CEAct).  Effective August 1, 2009 the Fund no longer claims exemption and operates pursuant to Regulation 4.22 under the CEAct.

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

RICI ® Linked – PAM Total Index Series
A Series of RICI ® Linked – PAM Advisors Fund, LLC

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

The Financial Accounting Standards Board (FASB) provides guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements.  The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  For the period ended June 30, 2010 management has determined that there are no material uncertain income tax positions.

All of the Fund’s income tax returns remain subject to federal, state or local income tax examination.

Statement of cash flows:  The Fund has elected not to provide statements of cash flows as permitted by GAAP as all of the following conditions have been met:

a.	During the year, substantially all of the Fund’s investments were highly liquid;

b.	Substantially all of the Fund’s investments are carried at fair value;

c.	The Fund had little or no debt during the year; and

d.	The Fund’s financial statements include a statement of changes in members’ equity (net assets).

RICI ® Linked – PAM Total Index Series
A Series of RICI ® Linked – PAM Advisors Fund, LLC

Note 2.	Fair Value of Financial Instruments

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

Level 3.  Inputs are unobservable for the asset or liability and include situations where there is little if any, market activity for the asset or liability.  The inputs into the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation.

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

The following table summarizes the Fund’s assets measured at fair value on a recurring basis within the fair value hierarchy as of:

	June 30, 2010	December 31, 2009
Description	Level 1	Level 1

Equity in broker trading account
Futures contracts	$(3,232,856)	$4,702,842
Cash and cash equivalents
Money market funds	3,150,546	129,115,708
Investments
Government-sponsored enterprise securities	184,611,230	-
Mutual funds	10,992,786	26,189,927
	$195,521,706	$160,008,477

RICI ® Linked – PAM Total Index Series
A Series of RICI ® Linked – PAM Advisors Fund, LLC

Note 2.	Fair Value of Financial Instruments (Continued)

At June 30, 2010 and December 31, 2009 the Fund had no Level 2 or Level 3 assets or liabilities.

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

As of June 30, 2010 and December 31, 2009 the Fund’s derivative contracts had the following impact on the statement of financial condition:

	Contract Risk	Location	Asset Derivatives June 30, 2010	Liability Derivatives June 30, 2010	Net

Futures:	Commodity price	Equity in broker trading account
Energy			$490,575	$(401,351)	$89,224
Grains			651,058	(215,255)	435,802
Meats			23,650	(112,240)	(88,590)
Metals			322,035	(4,951,774)	(4,629,739)
Softs			1,579,066	(618,620)	960,447

			$3,066,384	$(6,299,240)	$(3,232,856)

			Asset Derivatives	Liability Derivatives
	Contract risk	Location	December 31, 2009	December 31, 2009	Net

Futures:	Commodity price	Equity in broker trading account
Energy			$480,097	$(145,530)	$334,567
Grains			921,448	(141,420)	780,028
Meats			24,830	(23,340)	1,490
Metals			4,662,243	(1,597,721)	3,064,522
Softs			864,713	(342,478)	522,235

			$6,953,331	$(2,250,489)	$4,702,842

RICI ® Linked – PAM Total Index Series
A Series of RICI ® Linked – PAM Advisors Fund, LLC

Note 3.	Derivative Instruments (Continued)

For the three and six months ended June 30, 2010 and 2009 the Fund’s derivative contracts had the following impact on the statement of operations:

		Six months ended June 30, 2010
	Contract Risk	Realized gains (losses)	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Energy		$(9,684,033)	$(245,343)	$(9,929,376)
Grains		(5,534,565)	(360,083)	(5,894,648)
Meats		207,755	(90,080)	117,675
Metals		3,834,378	(7,694,261)	(3,859,883)
Softs		(2,666,338)	454,069	(2,212,269)

	**	$(13,842,803)	$(7,935,698)	$(21,778,501)
** Net of $30,419 from non derivative transactions

		Six months ended June 30, 2009
	Contract Risk	Realized gains (losses)	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Energy		$9,841,362	$(1,004,917)	$8,836,445
Grains		2,721,429	(4,495,946)	(1,774,517)
Meats		(376,860)	27,220	(349,640)
Metals		361,982	4,600,926	4,962,908
Softs		1,312,504	(363,418)	949,086

		$13,860,417	$(1,236,135)	$12,624,282

		Three months ended June 30, 2010
	Contract Risk	Realized gains (losses)	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Energy		$(9,726,755)	$(1,729,510)	$(11,456,265)
Grains		(1,990,062)	1,499,485	(490,577)
Meats		62,605	(253,730)	(191,125)
Metals		2,757,705	(8,057,065)	(5,299,360)
Softs		(2,090,503)	1,183,386	(907,117)

	**	$(10,987,010)	$(7,357,435)	$(18,344,444)
** Net of $30,419 from non derivative transactions

RICI ® Linked – PAM Total Index Series
A Series of RICI ® Linked – PAM Advisors Fund, LLC

Note 3.	Derivative Instruments (Continued)

		Three months ended June 30, 2009
	Contract Risk	Realized gains (losses)	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Energy		$14,395,058	$(1,855,857)	$12,539,201
Grains		3,374,393	(3,823,981)	(449,588)
Meats		(152,300)	12,150	(140,150)
Metals		2,980,691	444,626	3,425,317
Softs		1,763,393	(617,018)	1,146,375

		$22,361,235	$(5,840,080)	$16,521,155

For the six months ended June 30, 2010 and 2009, the monthly average number of futures contracts bought and sold was approximately 3,902 and 6,932 respectively.

Note 4.	Equity in Broker Trading Account

Cash and financial instruments held at the Fund's clearing broker collateralize amounts due to the clearing broker, if any, and may serve to satisfy regulatory or clearing broker margin requirements.  The Fund earns interest on its assets deposited with the broker.  At June 30, 2010 and December 31, 2009, cash held at the clearing broker satisfied margin requirements of  $16,854,912 and $11,694,321, respectively.

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

Non-managing members may withdraw some or all of their interest in the Fund as of the end of any calendar month upon five business days' prior written notice.  Withdrawals from the Fund made prior to the end of the sixth full calendar month following a non-managing member's initial investment in the Fund are subject to a withdrawal charge, payable to the Fund, equal to 1 percent of the amount withdrawn, provided that such charge will not apply if the withdrawal is resulting from a request to exchange Interests in an existing fund to a new fund, or to another series of the Company.  The Managing Member may defer or suspend withdrawal rights under certain circumstances.

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

RICI ® Linked – PAM Total Index Series
A Series of RICI ® Linked – PAM Advisors Fund, LLC

Note 7.	Fees and Expenses

The Fund pays the Managing Member a monthly management fee of 0.054167 percent of the month-end Net Asset Value of each non-managing member's capital account in the Fund (0.65 percent per annum).  The Managing Member may waive or reduce its management fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction.  There were no waived fees for the three and six months ended June 30, 2010 and 2009.  The management fee for the three months ended June 30, 2010 and 2009 and six months ended June 30, 2010 and 2009 were $357,798, $176,415, $648,306 and $312,294, respectively, and is reflected in the statements of operations.

Non-managing members in the Fund who are introduced to the Fund by their respective selling agents may be charged a monthly service fee of 0.0833 percent (1 percent per annum) payable to the selling agent.  They may also be charged an upfront sales fee of up to 1% of the subscriptions amount that is deducted from the subscription proceeds and paid to the applicable selling agent, if any. For the three months ended June 30, 2010 and 2009 and six months ended June 30, 2010 and 2009 subscriptions are net of $3,250, $5,150, $16,750 and $6,150, respectively, in sales fees that were charged to applicable non-managing members.

Non-managing members introduced through qualified advisors, including the marketing representative, Uhlmann Price Securities, LLC, will not be charged a service fee.  Uhlmann Price Securities, LLC, an affiliate of the Managing Member and a related party, will be paid its introducing fee by the Managing Member without reimbursement from the Fund.  The Fund incurred $29,441, $21,434, $57,992 and $39,635 of servicing fees to the selling agents during the three months ended June 30, 2010 and 2009 and six months ended June 30, 2010 and 2009, respectively.

The Fund pays the Managing Member a monthly support services fee of 0.0083 percent of the month-end Net Asset Value of each non-managing member's capital account in the Fund (0.10 percent per annum).  The Managing Member anticipates that a substantial majority of the support services fee will be used to pay broker-dealers for distribution related services to the Fund such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member  The Fund first charged the support services fee in June 2010, but was not actually paid until July 2010.  The support services fee for the three months and six months ended June 30, 2010 was $18,722 and is reflected in the statements of operations.

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

The Price Futures Group, Inc. (PFG), a related party to the Fund through common management, acts as the introducing broker for the Fund, whereby certain accounts of the Fund are introduced to the Fund’s clearing broker.  A portion of the brokerage fee paid by the Fund for clearing transactions is paid to PFG, by the clearing broker.

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

RICI ® Linked – PAM Total Index Series
A Series of RICI ® Linked – PAM Advisors Fund, LLC

Note 8.	Trading Activities and Related Risks (Continued)

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

Note 9.	Financial Highlights

Financial highlights for non-managing members of the Fund for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,				Six months ended June 30,
	2010 (Unaudited)		2009 (Unaudited)		2010 (Unaudited)		2009 (Unaudited)

Total Return	(8.05	) %	17.06%		(10.47	) %	11.44%

Ratios to average members' equity (net assets)
Total expenses (1) (3)	0.90%		1.05%		0.92%		0.99%
Net investment income (loss) (2) (3)	(0.85	) %	(0.59	) %	(0.86	) %	(0.56	) %

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

(3) Annualized.

RICI ® Linked – PAM Total Index Series
A Series of RICI ® Linked – PAM Advisors Fund, LLC

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

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2010, the statements of operations for the three and six months ended June 30, 2010 and 2009 and changes in members’ equity (net asset value) for the three and six months ended June 30, 2010 and 2009 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009 and changes in members’ equity (Net Asset Value) for the three and six months ended June 30, 2010 and 2009.  The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

Note 12.	Subsequent Events

The Fund’s management evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

Subsequent to June 30, 2010, subscriptions and withdrawals of interests were $23,241,654 and $2,575,092, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

RICI® Linked - PAM Total Index Series (the “Total Index Series”) holds approximately 90% of its assets as cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions.  The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses.  Price Asset Management, Inc. (the “Managing Member”) will commit the remaining assets of the Total Index Series to margin the Total Index Series’ futures, forward and swap positions such that the total market exposure of the Total Index Series is approximately equal to its net assets.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Total Index Series’ futures trading, the Total Index Series’ assets are highly liquid and are expected to remain so.  During its operations through June 30, 2010, the Total Index Series experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Total Index Series.

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

Due to the nature of the Total Index Series’ business, approximately 90% of its assets are represented by cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions, while the Total Index Series currently maintains its market exposure through open futures contract positions.

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

Three Months ended June 30, 2010

During the second quarter of 2010, the Fund achieved a net realized and unrealized loss of $18,366,804 from its trading operations, which is net of brokerage commissions of $128,633.  The Fund incurred total expenses of $511,335, including $357,798 in Management Fees (paid to the Managing Member), $29,441 in Servicing Fees (paid to Selling Agents) and $105,374 in operating expenses.  The Fund also accrued $18,722 in Support Services Fees in June (accrued to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Fund such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Fund earned $32,987 in interest income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain (Loss)
Agricultural	(0.70)%
Energy	(5.06)%
Metals	(2.34)%

Total Portfolio	(8.10)%

The Fund posted a net gain of 2.8% in April.  The agricultural, energy and metals sectors posted moderate gains of 1.10%, 1.51% and 0.15%, respectively.  Highest grossing commodities for the Fund’s performance in April were palladium, soybean, hard red winter wheat, soft red winter wheat and cocoa.

The Fund posted a net loss of (10.3)% in May. The agricultural, energy and metals sectors posted losses of (2.09)%, (1.72)% and (6.53)%, respectively.  Highest grossing commodities for the Fund’s performance in May were natural gas, orange juice, gold, rapeseed and greasy wool.

The Fund posted a net gain of 0.02% in June. The agricultural and energy sectors posted modest gains of 0.42% and 0.29%, respectively, while the metals sector posted a loss of (0.69)%.  Highest grossing commodities for the Fund’s performance in June were oats, coffee, canola, sugar and rapeseed.

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

The Total Index Series posted a net gain of 5.3% in February. The agricultural, energy and metals sectors all posted gains of 1.39%, 3.07% and 0.86%, respectively.  Highest grossing commodities for the Total Index Series’ performance in February were cotton, nickel, crude oil, soybean oil and RBOB gasoline.

The Total Index Series posted a net gain of 0.7% in March. The energy and metals sectors posted a net gain of 1.63% and 1.38%, respectively, while the agricultural sector posted a loss of (2.31)%.  Highest grossing commodities for the Total Index Series’ performance in March were lumber, rapeseed, rubber, coffee and live cattle.

Three Months ended June 30, 2009

During the second quarter of 2009, the Fund achieved a net realized and unrealized gain of $16,446,646 from its trading operations, which is net of brokerage commissions of $74,509.  The Fund incurred total expenses of $267,942, including $176,415 in Management Fees (paid to the Managing Member), $21,434 in Servicing Fees (paid to Selling Agents) and $70,093 in operating expenses.  The Fund earned $118,088 in interest income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

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

The Total Index Series posted a net gain of 5.0% in March. The agricultural, energy, and metals sectors posted gains of 1.76%, 1.72% and 1.42%, respectively.  Highest grossing commodities for the Total Index Series’ performance in March were crude oil, copper, corn, brent oil and lead.

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

CONTRACTUAL OBLIGATIONS

The Total Index Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Total Index Series’ sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts.  All such contracts are settled by offset, not delivery.  The Financial Statements of the Total Index Series present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Total Index Series’ open futures and other contracts at June 30, 2010 and December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.	CONTROLS AND PROCEDURES

The Managing Member with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Total Index Series as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Total Index Series.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second fiscal quarter of 2010, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: April: $22,461,037, May: $16,581,100 and June: $19,985,492.

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

The following table summarizes the withdrawals by Members during the three months ended June 30, 2010:

Date of Closing	Total Amount of Withdrawals
April 30, 2010	$1,815,897
May 31, 2010	$1,435,729
June 30, 2010	$4,440,785

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2010	RICI® Linked – PAM Advisors Fund, LLC (Registrant)

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