Form 10-Q
period 2010-09-30
RICI Linked - PAM Advisors Fund, LLC
filed 2010-11-15
CIK 1462567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________  to _________

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
Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

The following unaudited financial statements of RICI® Linked – PAM Total Index Series, RICI® Linked - PAM Agricultural Sector Series, and RICI® Linked - PAM Energy Sector Series, each a series of RICI® Linked – PAM Advisors Fund, LLC, as well as the consolidated, unaudited financial statements of RICI® Linked – PAM Advisors Fund, LLC, are included in Item 1:

RICI® Linked - PAM Advisors Fund, LLC
Statements of Financial Condition
September 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Assets

Equity in broker trading account
Cash	$9,708,142	$11,862,883	$874,005	$1,194,272	$-	$-	$10,582,147	$13,057,155
Net unrealized gain (loss) on open futures contracts	16,859,230	4,702,842	1,250,633	276,642	-	-	18,109,863	4,979,484
	26,567,372	16,565,725	2,124,638	1,470,914	-	-	28,692,010	18,036,639

Cash and cash equivalents	22,267,419	138,914,951	1,226,724	13,075,303	14,555	-	23,508,698	151,990,254
Investments
Government-sponsored enterprise securities, at fair value	229,594,590	-	10,996,600	-	-	-	240,591,190	-
Mutual funds, at fair value	377,616	26,189,927	59,695	-	-	-	437,311	26,189,927
Interest receivable	2,126	11,548	155	891	-	-	2,281	12,439
Other assets	-	10,022	-	-	-	-	-	10,022

Total assets	$278,809,123	$181,692,173	$14,407,812	$14,547,108	$14,555	$-	$293,231,490	$196,239,281

Liabilities and Members' Equity (Net Assets)

Accrued operating expenses	$127,406	$114,756	$31,725	$35,487	$14,555	$-	$173,686	$150,243
Management fee payable to Managing Member	149,516	95,779	7,744	7,787	-	-	157,260	103,566
Support services fee payable	22,990	-	1,191	-	-	-	24,181	-
Servicing fee payable to selling agent	29,486	27,617	5,765	4,334	-	-	35,251	31,951
Withdrawals payable	2,545,472	5,696,909	373,477	4,295,450	-	-	2,918,949	9,992,359
Subscriptions received in advance	2,597,000	7,702,128	40,000	100,000	-	-	2,637,000	7,802,128
	5,471,870	13,637,189	459,902	4,443,058	14,555	-	5,946,327	18,080,247
Members' equity (net assets)	273,337,253	168,054,984	13,947,910	10,104,050	-	-	287,285,163	178,159,034

Total liabilities and members' equity (net assets)	$278,809,123	$181,692,173	$14,407,812	$14,547,108	$14,555	$-	$293,231,490	$196,239,281

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC
Condensed Schedule of Investments
September 30, 2010 (Unaudited)
		Total Index Series			Agricultural Sector Series			Energy Sector Series			Total for RICI ® Linked - PAM Advisors Fund, LLC
		Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members' Equity (Net Assets)		Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members' Equity (Net Assets)		Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members' Equity (Net Assets)		Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members' Equity (Net Assets)

Futures contracts*
United States
Energy		$2,165,860	0.79%		$-	%		$-	-%		$2,165,860	0.75%
Grains		2,925,185	1.07		465,425	3.34		-	-		3,390,610	1.18
Meat		30,350	0.01		4,630	0.03		-	-		34,980	0.01
Metals		1,998,205	0.73		-	-		-	-		1,998,205	0.70
Softs		5,011,918	1.83		753,202	5.40		-	-		5,765,120	2.01
Total futures contracts - United States		12,131,518	4.44		1,223,257	8.77		-	-		13,354,775	4.65
Foreign
Energy		1,243,600	0.45		-	-		-	-		1,243,600	0.43
Grains		32,291	0.01		3,721	0.03		-	-		36,012	0.01
Metals		3,270,509	1.20		-	-		-	-		3,270,509	1.14
Softs		181,312	0.07		23,655	0.17		-	-		204,967	0.07
Total futures contracts- Foreign		4,727,712	1.73		27,376	0.20		-	-		4,755,088	1.66
Total futures contracts		$16,859,230	6.17%		$1,250,633	8.97%		$-	-%		$18,109,863	6.30%
	Cost	Fair Value	Percent of Members' Equity (Net Assets)	Cost	Fair Value	Percent of Members' Equity (Net Assets)	Cost	Fair Value	Percent of Members' Equity (Net Assets)	Cost	Fair Value
Government-Sponsored enterprise securities												Percent of Members'
												Equity
United States												(Net Assets)
Federal Home Loan Bank
$ 34,000,000 discount note, due 11/17/2010	$33,983,241	$33,993,200	12.44%	$-	$-	-%	$-	$-	-%	$33,983,241	33,993,200	11.83%
$ 25,000,000 discount note, due 12/13/2010	24,981,172	24,992,500	9.14	-	-	-	-	-	-	24,981,172	24,992,500	8.70
$ 20,000,000 discount note, due 03/23/2011	19,979,000	19,984,000	7.31	-	-	-	-	-	-	19,979,000	19,984,000	6.96
$ 9,700,000 discount note, due 12/21/2010	9,687,201	9,697,090	3.55	-	-	-	-	-	-	9,687,201	9,697,090	3.38
$ 20,000,000 discount note, due 04/06/2011	19,977,250	19,982,000	7.31	-	-	-	-	-	-	19,977,250	19,982,000	6.96
$ 5,000,000 discount note, due 04/07/2011	4,994,283	4,995,500	1.83	-	-	-	-	-	-	4,994,283	4,995,500	1.74
$ 1,000,000 discount note, due 04/07/2011	-	-	-	998,857	999,100	7.16	-	-	-	998,857	999,100	0.35

Federal National Mortgage Association
$ 20,000,000 discount note, due 03/25/2011	19,978,000	19,984,000	7.31	-	-	-	-	-	-	19,978,000	19,984,000	6.96
$ 10,000,000 discount note, due 10/18/2010	9,983,833	10,000,000	3.66	-	-	-	-	-	-	9,983,833	10,000,000	3.48
$ 33,000,000 discount note, due 12/01/2010	32,949,693	32,993,400	12.07	-	-	-	-	-	-	32,949,693	32,993,400	11.48
$ 33,000,000 discount note, due 12/14/2010	32,964,580	32,990,100	12.07	-	-	-	-	-	-	32,964,580	32,990,100	11.48
$ 5,000,000 discount note, due 12/01/2010	-	-	-	4,992,378	4,999,000	35.84	-	-	-	4,992,378	4,999,000	1.74
$ 5,000,000 discount note, due 12/14/2010	-	-	-	4,994,633	4,998,500	35.84	-	-	-	4,994,633	4,998,500	1.74

U.S.Treasury Bills
$ 20,000,000 Treasury bill due 03/24/2011	19,983,408	19,982,800	7.31	-	-	-	-	-	-	19,983,408	19,982,800	6.96

Total Government-sponsored enterprise securities	$229,461,661	$229,594,590	84.00%	$10,985,868	$10,996,600	78.84%	$-	$-	-%	$240,447,529	$240,591,190	83.76%

Mutual funds
United States
Aim Government & Agency
Portfolio Institutional (377,616 shares)	$377,616	$377,616	0.14%	$-	$-	-%	$-	$-	-%	$377,616	$377,616	0.13%
Aim Government & Agency
Portfolio Institutional (59,695 shares)	-	-	-	59,695	59,695	0.43	-	-	-	59,695	59,695	0.02
Total mutual funds	$377,616	$377,616	0.14%	$59,695	$59,695	0.43%	$-	$-	-%	$437,311	$437,311	0.15%

*	No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.
**	Represents less than 0.00% of members' equity (net assets).
The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC
Condensed Schedule of Investments
December 31, 2009 (Audited)

		Total Index Series			Agricultural Sector Series			Energy Sector Series			Total for RICI ® Linked - PAM Advisors Fund, LLC

		Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members' Equity (Net Assets)		Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members' Equity (Net Assets)		Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members' Equity (Net Assets)		Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members' Equity (Net Assets)

Futures contracts *

United States
Energy		$422,382	0.25%		$-	-%		$-	-%		422,382	0.24%
Grains		777,940	0.46		147,975	1.46		-	-		925,915	0.52
Meat		1,490	**		2,310	0.02		-	-		3,800	**
Metals		219,250	0.13		-	-		-	-		219,250	0.12
Softs		451,518	0.27		108,868	1.08		-	-		560,386	0.31
Total futures contracts - United States		1,872,580	1.11		259,153	2.56		-	-		$2,131,733	1.20

Foreign
Energy		(87,815)	(0.05)		-	-		-	-		(87,815)	(0.05)
Grains		2,088	**		559	0.01		-	-		2,647	**
Metals		2,845,272	1.70		-	-		-	-		2,845,272	1.60
Softs		70,717	0.04		16,930	0.17		-	-		87,647	0.05
Total futures contracts - Foreign		2,830,262	1.69		17,489	0.18		-	-		2,847,751	1.60

Total futures contracts		$4,702,842	2.80%		$276,642	2.74%		$-	-%		$4,979,484	2.80%

	Cost	Fair Value	Percent of Members' Equity (Net Assets)	Cost	Fair Value	Percent of Members' Equity (Net Assets)	Cost	Fair Value	Percent of Members' Equity (Net Assets)	Cost	Fair Value	Percent of Members' Equity (Net Assets)

Mutual funds

United States
Western Asset Institutional Money Market Fund (16,068,182 shares)	$ 16,068,182	$16,068,182	9.56%	$ -	$-	-%	$ -	$-	-%	$ 16,068,182	$16,068,182	9.02%
Federated Government Obligations Tax Managed Fund (10,121,745 shares)	10,121,745	10,121,745	6.02	-	-	-	-	-	-	10,121,745	10,121,745	5.68

Total mutual funds	$ 26,189,927	$26,189,927	15.58%	$ -	$-	-%	$ -	$-	-%	$ 26,189,927	$26,189,927	14.70%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.
** Represents less than 0.00% of members' equity (net assets).
The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC
Statements of Operations
For the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Total Index Series				Agricultural Sector Series				Energy Sector Series				Total for RICI ® Linked - PAM Advisors Fund, LLC
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,		September 30,		September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Trading gains and losses
Realized gains (losses)	$ 13,123,781	$(2,876,079)	$ (688,602)	$ 10,984,338	$ 2,685,438	$(874,398)	$ 564,042	$ 109,709	$ 101,905	$ -	$(204,828)	$ -	$ 15,911,124	$ (3,750,477)	$ (329,388)	$ 11,094,047
Change in unrealized gains (losses) on open futures contracts	20,092,086	4,490,417	12,156,388	3,254,282	989,113	629,824	973,991	(778,131)	(2,829)	-	-	-	21,078,370	5,120,241	13,130,379	2,476,151
Change in unrealized gains (losses) on investments	32,135	-	132,928	-	3,374	-	10,732	(37,329)	(1,030)	-	-	-	34,479	-	143,660	(37,329)
Brokerage commissions	(118,835)	(77,226)	(357,699)	(223,951)	(8,796)	(6,659)	(36,573)	(28,103)	(480)	-	(3,433)	-	(128,111)	(83,885)	(397,705)	(252,054)
Net trading gains (losses)	33,129,167	1,537,112	11,243,015	14,014,669	3,669,129	(251,233)	1,512,192	(733,854)	97,566	-	(208,261)	-	36,895,862	1,285,879	12,546,946	13,280,815

Investment income
Interest income	21,966	171,175	85,250	370,542	1,715	5,382	3,958	60,834	284	-	883	-	23,965	176,557	90,091	431,376
Other income	-	-	-	1,235	-	-	-	-	-	-	-	-	-	-	-	1,235
	21,966	171,175	85,250	371,777	1,715	5,382	3,958	60,834	284	-	883	-	23,965	176,557	90,091	432,611

Expenses
Management fees	426,107	232,950	1,074,413	545,244	25,303	17,722	80,649	53,560	1,409	-	10,726	-	452,819	250,672	1,165,788	598,804
Operating expenses	114,852	230,015	327,061	342,804	12,939	13,330	37,527	39,520	2,201	-	15,287	-	129,992	243,345	379,875	382,324
Support services fee	65,518	-	84,240	-	3,891	-	5,237	-	217	-	426	-	69,626	-	89,903	-
Servicing fees	29,486	23,658	87,478	63,293	5,765	4,678	14,580	14,265	36	-	71	-	35,287	28,336	102,129	77,558
	635,963	486,623	1,573,192	951,341	47,898	35,730	137,993	107,345	3,863	-	26,510	-	687,724	522,353	1,737,695	1,058,686

Net investment loss	(613,997)	(315,448)	(1,487,942)	(579,564)	(46,183)	(30,348)	(134,035)	(46,511)	(3,579)	-	(25,627)	-	(663,759)	(345,796)	(1,647,604)	(626,075)
Net income (loss)	$ 32,515,170	$ 1,221,664	$ 9,755,073	$ 13,435,105	$ 3,622,946	$(281,581)	$ 1,378,157	$ (780,365)	$ 93,987	$ -	$(233,888)	$ -	$ 36,232,105	$ 940,083	$ 10,899,342	$ 12,654,740

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC
Statement of Changes in Members' Equity (Net Assets)
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Total Index Series			Agricultural Sector Series			Energy Sector Series			Total for RICI ® Linked - PAM Advisors Fund, LLC
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Members' equity (net assets) December 31, 2009	$34,479	$168,020,505	$168,054,984	$32,183	$10,071,867	$10,104,050	$-	$-	$-	$66,662	$178,092,372	$178,159,034
Contributions	-	113,339,124	113,339,124	-	11,306,149	11,306,149	-	3,083,446	3,083,446	-	127,728,719	127,728,719
Withdrawals	-	(17,811,928)	(17,811,928)	-	(8,840,446)	(8,840,446)	-	(2,849,558)	(2,849,558)	-	(29,501,932)	(29,501,932)
Net income for the nine months ended September 30, 2010	800	9,754,273	9,755,073	3,522	1,374,635	1,378,157	-	(233,888)	(233,888)	4,322	10,895,020	10,899,342

Members' equity (net assets) September 30, 2010	$35,279	$273,301,974	$273,337,253	$35,705	$13,912,205	$13,947,910	$-	$-	$-	$70,984	$287,214,179	$287,285,163

Members' equity (net assets) December 31, 2008	$17,430	$86,004,045	$86,021,475	$20,416	$11,434,764	11,455,180	$-	$-	$-	37,846	97,438,809	97,476,655
Contributions	10,000	58,745,735	58,745,735	10,000	2,729,073	2,739,073	-	-	-	20,000	61,474,808	61,484,808
Withdrawals	-	(6,627,867)	(6,627,867)	-	(3,445,944)	(3,445,944)	-	-	-	-	(10,073,811)	(10,073,811)
Net income for the nine months ended September 30, 2009	3,612	13,431,493	13,435,105	(1,882)	(778,483)	(780,365)	-	-	-	1,730	12,653,010	12,654,740

Members' equity (net assets) September 30, 2009	$31,042	$151,553,406	$151,574,448	$28,534	$9,939,410	$9,967,943	$-	$-	$-	$59,576	$161,492,816	$161,542,392

The accompanying notes are an integral part of these financial statements.

RICI ® Linked – PAM Advisors Fund, LLC

Notes to Financial Statements

Note 1.	Nature of Operations and Significant Accounting Policies

RICI® Linked - PAM Advisors Fund, LLC (the Company) is a limited liability company organized under the Delaware Limited Liability Company Act.  The Company engages in the speculative trading of commodity futures, options on futures, forward contracts and other derivatives on exchanges and markets located in the United States and abroad.  These financial statements incorporate the financial condition, results of operations and changes in members' equity (net assets) of the Company as a whole as well as each Series of membership interest in the Company.

Series of membership interests:  The Company is currently offering four series (each, a Series) of limited liability company interests (Interests): the RICI® Linked - PAM Total Index Series, the RICI® Linked - PAM Energy Sector Series, the RICI® Linked - PAM Agricultural Sector Series, and the RICI® Linked - PAM Metals Sector Series.  Each Series invests substantially all of its assets in derivative contracts representing the commodity positions contained in the Rogers International Commodity Index® (Index), or a sub-index thereof.  Each Series is designed to be a portfolio diversification option - not a complete investment program - for sophisticated investors seeking exposure to commodities.  Currently, three Series have commenced trading, the RICI® Linked Total Index Series which began trading May 8, 2007, the RICI® Linked – PAM Agricultural Sector Series which began trading February 1, 2008 and the RICI® Linked – PAM Energy Sector Series which began trading January 1, 2010. At the end of July 2010, all the investors in the Energy Sector Series redeemed out of that Series.

The Company has been granted a license to use the Index pursuant to a sub-licensing arrangement.  If the sub-license arrangement  were to terminate and the Company lost use of the Index, the Company will have to terminate the offering of its Interests in the Company.

The Company operated under exemption pursuant to Regulation 4.7 under the Commodity Exchange Act (CEAct).  Effective August 1, 2009 the Company no longer claims exemption and operates pursuant to Regulation 4.22 under the CEAct.

The Company is organized as a “series” limited liability company such that, pursuant to Section 18-215(b) of the Delaware Limited Liability Company Act, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Series shall be enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Accordingly, the assets of one Series of the Company include only those funds and other assets that are paid to, held by or distributed to the Company on account of and for the benefit of that Series, including, without limitation, funds delivered to the Company for investment in that Series.

RICI® Linked - PAM Total Index Series: trading is comprised of four commodity product sectors encompassing 37 markets worldwide.

RICI® Linked - PAM Agricultural Sector Series: trading is comprised of one commodity product sector encompassing 21 agricultural markets worldwide.

RICI® Linked – PAM Energy Sector Series: trading is comprised of one commodity product sector encompassing 6 energy markets worldwide.

RICI® Linked – PAM Metals Sector Series: trading is comprised of one commodity product sector encompassing 10 metals markets worldwide.

Accounting policies:  The Company follows accounting standards established by the Financial Accounting Standards Board (the FASB) to ensure consistent reporting of financial condition and results of operation.  References to Generally Accepted Accounting Principles (GAAP) in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC. The Codification is effective for periods ending on or after September 15, 2009.

RICI ® Linked – PAM Advisors Fund, LLC

Note 1.	Nature of Operations and Significant Accounting Policies (Continued)

Use of estimates:  The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents:  Cash and cash equivalents include highly liquid instruments with original maturities of three months or less at the date of acquisition.

Net asset value:  "Net Asset Value" or "Net Assets" associated with each Series is the sum of all cash plus investments, at fair value, plus the liquidating value of all open commodity positions maintained by the Series, plus interest receivable and other assets, less all liabilities of the Series determined in accordance with GAAP.

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

Translation of foreign currencies:  The Company's functional currency is the U.S. dollar; however, it transacts business in foreign currencies.  Investments denominated in foreign currencies are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition.  Income and expense items denominated in foreign currencies are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported as part of realized gains and losses in the statements of operations.

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

Income taxes:  No provision for income taxes has been made in these financial statements because members are individually responsible for reporting income or loss based on their respective shares in the Company’s income and expenses as reported for income tax purposes.

The Financial Accounting Standards Board (FASB) provides guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements.  The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  For the period ended September 30, 2010 management has determined that there are no material uncertain income tax positions.

The Company is not subject to examination by U.S. Federal and state tax authorities for years before 2007.

Statement of cash flows:  The Company has elected not to provide statements of cash flows as permitted by GAAP as all of the following conditions have been met:

a.	During the period, substantially all of the Company’s investments were highly liquid;
b.	Substantially all of the Company’s investments are carried at fair value;
c.	The Company had little or no debt during the period; and
d.	The Company’s financial statements include a statement of changes in members’ equity (net assets).

RICI ® Linked – PAM Advisors Fund, LLC

Note 2.	Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes valuation techniques to maximize the use of observable inputs and minimize the use of unobservable inputs.  Assets and liabilities recorded at fair value are categorized within the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The following section describes the valuation techniques used by the Company to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

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

The following table summarizes the Company’s assets measured at fair value on a recurring basis within the fair value hierarchy as of:

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
Description	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1

Equity in broker trading account
Futures contracts	$16,859,230	$4,702,842	$1,250,633	$276,642	$-	$-	$18,109,863	$4,979,484
Cash and cash equivalents
Money market funds	3,594,776	129,115,708	-	12,936,974	-	-	3,594,776	142,052,682
Investments
Government-sponsored enterprise securities	229,594,590	-	10,996,600	-	-	-	240,591,190	-
Mutual funds	377,616	26,189,927	59,695	-	-	-	437,311	26,189,927
	$250,426,212	$160,008,477	$12,306,928	$13,213,616	$-	$-	$262,733,140	$173,222,093

RICI ® Linked – PAM Advisors Fund, LLC

Note 2.	Fair Value of Financial Instruments (Continued)

At September 30, 2010 and December 31, 2009 the Company had no Level 2 or Level 3 assets or liabilities.

In addition, substantially all of the Company's other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Note 3.	Derivative Instruments

Expanded disclosure is presented, in accordance with recent FASB guidance, to provide the users of the financial statements with an enhanced understanding of the use of derivative instruments, and how derivative and hedging activities affect financial position and operations.

The Company’s derivative contracts are comprised of futures contracts. These derivative contracts are recorded on the statements of financial condition as assets measured at fair value and the related realized and unrealized gain (loss) associated with these derivatives is recorded in the statements of operations. The Company has considered the counterparty credit risk related to all its futures contracts and does not deem any counterparty credit risk material at this time.  The Company does not consider any derivative instruments to be hedging instruments, as this term is generally understood under FASB guidance.

As of and for the period ended September 30, 2010 and December 31, 2009 the Total Index Series’ derivative contracts had the following impact on the statement of financial condition:

Total Index Series

	Contract Risk	Location	Asset Derivatives September 30, 2010	Liability Derivatives September 30, 2010	Net

Futures:	Commodity price	Equity in broker trading account
Energy			$3,567,970	$(158,510)	$3,409,460
Grains			3,426,623	(469,147)	2,957,476
Meats			70,210	(39,860)	30,350
Metals			5,979,295	(710,581)	5,268,714
Softs			5,424,370	(231,140)	5,193,230

			$18,468,468	$(1,609,238)	$16,859,230

	Contract risk	Location	Asset Derivatives December 31, 2009	Liability Derivatives December 31, 2009	Net

Futures:	Commodity price	Equity in broker trading account
Energy			$480,097	$(145,530)	$334,567
Grains			921,448	(141,420)	780,028
Meats			24,830	(23,340)	1,490
Metals			4,662,243	(1,597,721)	3,064,522
Softs			864,713	(342,478)	522,235

			$6,953,331	$(2,250,489)	$4,702,842

RICI ® Linked – PAM Advisors Fund, LLC

Note 3.	Derivative Instruments (Continued)

For the three and nine months ended September 30, 2010 and 2009 the Total Index Series’ derivative contracts had the following impact on the statement of operations:

	Nine months ended September 30, 2010
	Contract Risk	Realized gains (Losses)	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Energy		$(9,985,817)	$3,074,892	$(6,910,925)
Grains		4,307,348	2,161,591	6,468,939
Meats		437,965	28,860	466,825
Metals		3,019,128	2,204,192	5,223,320
Softs		1,415,562	4,686,852	6,102,414

	**	$(805,815)	$12,156,388	$11,350,573
** Net of $117,213 from non-derivative transactions
	Nine months ended September 30, 2009
	Contract Risk	Realized gains (Losses)	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Energy		$5,376,313	$1,095,834	$6,472,147
Grains		(1,845,869)	(2,842,643)	(4,688,512)
Meats		(692,110)	107,710	(584,400)
Metals		4,994,718	5,171,023	10,165,741
Softs		3,151,286	(277,642)	2,873,644

		$10,984,338	$3,254,282	$14,238,620

	Three months ended September 30, 2010
	Contract Risk	Realized gains (Losses)	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Energy		$(301,784)	$3,320,235	$3,018,451
Grains		9,841,913	2,521,674	12,363,587
Meats		230,210	118,940	349,150
Metals		(815,250)	9,898,454	9,083,204
Softs		4,081,898	4,232,783	8,314,681

	**	$13,036,987	$20,092,086	$33,129,073
** Net of $86,794 from non-derivative transactions

RICI ® Linked – PAM Advisors Fund, LLC

Note 3.	Derivative Instruments (Continued)

	Three months ended September 30, 2009
	Contract Risk	Realized gains (Losses)	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Energy		$(4,465,049)	$2,100,751	$(2,364,298)
Grains		(3,778,568)	1,103,727	(2,674,841)
Meats		(315,250)	80,490	(234,760)
Metals		4,632,735	570,098	5,202,833
Softs		1,050,053	635,351	1,685,404

		$(2,876,079)	$4,490,417	$1,614,338

For the nine months ended September 30, 2010 and 2009, the monthly average number of futures contracts bought and sold was approximately 6,628 and 4,213, respectively.

Agricultural Sector Series

As of and for the period ended September 30, 2010 and December 31, 2009 the Agricultural Sector Series’ derivative contracts had the following impact on the statement of financial condition:

	Contract Risk	Location	Asset Derivatives September 30, 2010	Liability Derivatives September 30, 2010	Net

Futures:	Commodity price	Equity in broker trading account
Energy			$-	$-	$-
Grains			520,262	(51,116)	469,146
Meats			10,130	(5,500)	4,630
Metals			-	-	-
Softs			808,557	(31,700)	776,857

			$1,338,949	$(88,316)	$1,250,633

	Contract risk	Location	Asset Derivatives December 31, 2009	Liability Derivatives December 31, 2009	Net

Futures:	Commodity price	Equity in broker trading account
Energy			$-	$-	$-
Grains			172,309	(23,775)	148,534
Meats			5,530	(3,220)	2,310
Metals			-	-	-
Softs			212,852	(87,054)	125,798

			$390,691	$(114,049)	$276,642

RICI ® Linked – PAM Advisors Fund, LLC

Note 3.	Derivative Instruments (Continued)

For the three and nine months ended September 30, 2010 and 2009 the Agricultural Sector Series’derivative contracts had the following impact on the statement of operations:

	Nine months ended September 30, 2010
	Contract Risk	Realized gains (Losses)	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Energy		$-	$-	$-
Grains		356,538	320,613	677,151
Meats		106,070	2,320	108,390
Metals		-	-	-
Softs		93,634	651,058	744,692

	**	$556,242	$973,991	$1,530,233
** Net of $7,800 from non-derivative transactions
	Nine months ended September 30, 2009
	Contract Risk	Realized gains (Losses)	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Energy		$-	$-	$-
Grains		(511,385)	(746,432)	(1,257,817)
Meats		(216,863)	31,550	(185,313)
Metals		-	-	-
Softs		837,957	(63,249)	774,708

		$109,709	$(778,131)	$(668,422)

	Three months ended September 30, 2010
	Contract Risk	Realized gains (Losses)	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Energy		$-	$-	$-
Grains		1,863,524	382,098	2,245,622
Meats		37,388	28,290	65,678
Metals		-	-	-
Softs		780,539	578,725	1,359,264

	**	$2,681,451	$989,113	$3,670,564
** Net of $3,987 from non-derivative transactions
	Three months ended September 30, 2009
	Contract Risk	Realized gains (Losses)	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Energy		$-	$-	$-
Grains		(1,045,621)	447,280	(598,341)
Meats		(73,409)	14,570	(58,839)
Metals		-	-	-
Softs		244,632	167,974	412,606

		$(874,398)	$629,824	$(244,574)

RICI ® Linked – PAM Advisors Fund, LLC

Note 3.	Derivative Instruments (Continued)

For the nine months ended September 30, 2010 and 2009, the monthly average number of futures contracts bought and sold was approximately 531 and 507, respectively.

Energy Sector Series

As of and for the period ended September 30, 2010 and December 31, 2009 the Energy Sector Series’ derivative contracts had no impact on the statement of financial condition.

For the three and nine months ended September 30, 2010 the Energy Sector Series’derivative contracts had the following impact on the statement of operations:

Nine months ended September 30, 2010
	Contract Risk	Realized gains (Losses)	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Energy		$(206,448)	$-	$(206,448)
Grains		-	-	-
Meats		-	-	-
Metals		-	-	-
Softs		-	-	-

	**	$(206,448)	$-	$(206,448)
** Net of $1,620 from non-derivative transactions
Three months ended September 30, 2010
	Contract Risk	Realized gains (Losses)	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Energy		$100,819	$(2,829)	$97,990
Grains		-	-	-
Meats		-	-	-
Metals		-	-	-
Softs		-	-	-

	**	$100,819	$(2,829)	$97,990
** Net of $1,086 from non-derivative transactions

For the nine months ended September 30, 2010, the monthly average number of futures contracts bought and sold was approximately 59.

For the three and nine months ended September 30, 2009 the Energy Sector Series’derivative contracts had no impact on the statement of operations.

RICI ® Linked – PAM Advisors Fund, LLC

Note 4.	Equity in Broker Trading Account

Cash and financial instruments held at the Company’s clearing broker collateralize amounts due to the clearing broker, if any, and may serve to satisfy regulatory or clearing broker margin requirements.  The Company earns interest on its assets deposited with the broker.  At September 30, 2010 and December 31, 2009, the following amounts of cash were held at the clearing broker to satisfy margin requirements.

	September 30, 2010	December 31, 2009

RICI Linked PAM Total Index Series	$26,567,372	$16,565,725
RICI Linked PAM Agricultural Sector Series	2,124,638	1,470,914
RICI Linked PAM Energy Sector Series	-	-

Note 5.	Subscriptions, Withdrawals, and Distributions

The minimum initial subscription for the Company for new investors is $25,000.  For existing investors in the Company, the minimum additional subscription amount is $10,000.  Subscriptions will be effective at the opening of business on the first day of trading of the next calendar month.  The Managing Member may, in its absolute discretion, accept or reject subscriptions, in whole or in part, and waive the minimum investment amounts.

Non-managing members may withdraw some or all of their interest in the Company as of the end of any calendar month upon five business days' prior written notice.  Withdrawals from the Company made prior to the end of the sixth full calendar month following a non-managing member's initial investment in the Company are subject to a withdrawal charge, payable to the relevant Series, equal to 1 percent of the amount withdrawn, provided that such charge will not apply if the withdrawal is resulting from a request to exchange Interests in one Series for Interests in another Series.  The Managing Member may defer or suspend withdrawal rights under certain circumstances.

Distributions may be made at the discretion of the Managing Member.  Distributions need not be made pro rata to all non-managing members of the Company based on the balance of their capital accounts.  However, given the monthly liquidity of the Company, no distributions are anticipated.

Note 6.	The Managing Member

Price Asset Management, Inc., an Illinois corporation, is the Managing Member, commodity pool operator and commodity trading advisor of the Company.

The Managing Member will maintain a capital account balance in each Series sufficient for such Series to be treated as a partnership for federal income tax purposes (which may be $0) and may make withdrawals from its capital accounts without notice to the non-managing members.  The Managing Member is not subject to the Managing Member's management fee, but will otherwise bear its proportionate share of the Company’s expenses.

Note 7.	Fees and Expenses

The Company pays the Managing Member a monthly management fee of 0.054167 percent of the month-end Net Asset Value of each non-managing member's capital account in the Company (0.65 percent per annum).  The Managing Member may waive or reduce its management fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction.  There were no waived fees for the three and nine months ended September  30, 2010 and 2009.  The management fee for the period ended September 30, 2010 and 2009, were as follows, and is reflected in the statements of operations.

	Nine months ended
	September 30, 2010	September 30, 2009

RICI Linked PAM Total Index Series	$1,074,413	$545,244
RICI Linked PAM Agricultural Sector Series	80,649	53,560
RICI Linked PAM Energy Sector Series	10,726	-

	Three months ended
	September 30, 2010	September 30, 2009

RICI Linked PAM Total Index Series	$426,107	$232,950
RICI Linked PAM Agricultural Sector Series	25,303	17,722
RICI Linked PAM Energy Sector Series	1,409	-

RICI ® Linked – PAM Advisors Fund, LLC

Note 7.	Fees and Expenses (Continued)

Non-managing members in the Company introduced by their respective selling agents may be charged a monthly service fee of 0.0833 percent (1 percent per annum) payable to the selling agent.  They may also be charged an upfront sales fee of up to one percent of the subscriptions amount that is deducted from the subscription proceeds and paid to the applicable selling agent, if any. For the period ended September 30, 2010 and 2009 subscriptions are net of the following amounts in sales fees that were charged to applicable non-managing members.

	Nine months ended
	September 30, 2010	September 30, 2009

RICI Linked PAM Total Index Series	$17,000	$12,250
RICI Linked PAM Agricultural Sector Series	13,631	4,082
RICI Linked PAM Energy Sector Series	-	-

	Three months ended
	September 30, 2010	September 30, 2009

RICI Linked PAM Total Index Series	$250	$6,100
RICI Linked PAM Agricultural Sector Series	5,800	420
RICI Linked PAM Energy Sector Series	-	-

Non-managing members introduced through qualified advisors, including the marketing representative, Uhlmann Price Securities, LLC, will not be charged a service fee.  Uhlmann Price Securities, LLC, an affiliate of the Managing Member and a related party, will be paid its introducing fee by the Managing Member without reimbursement from the Company. The Company incurred the following amount of servicing fees to the selling agents during the period ended September 30, 2010 and 2009, respectively.

	Nine months ended
	September 30, 2010	September 30, 2009

RICI Linked PAM Total Index Series	$87,478	$63,293
RICI Linked PAM Agricultural Sector Series	14,580	14,265
RICI Linked PAM Energy Sector Series	71	-

	Three months ended
	September 30, 2010	September 30, 2009

RICI Linked PAM Total Index Series	$29,486	$23,658
RICI Linked PAM Agricultural Sector Series	5,765	4,678
RICI Linked PAM Energy Sector Series	36	-

The Company pays all of its own legal, accounting, auditing, reporting, administrative and initial offering expenses.

Any expenses of the Company as a whole, and not specific to any Series of the Company, will be allocated ratably among the Series, in the ratio that the Net Asset Value of each Series bears to the aggregate Net Asset Value of all Series.  The Managing Member believes this allocation method to be reasonable.

The Price Futures Group, Inc. (PFG), a related party to the Company through common management, acts as the introducing broker for the Company, whereby certain accounts of the Company are introduced to the Company’s clearing broker.  A portion of the brokerage fee paid by the Company for clearing transactions is paid to PFG, by the clearing broker.

RICI ® Linked – PAM Advisors Fund, LLC

Note 8.	Support Services Fee

Commencing June 1, 2010, the Company will pay 0.0833 percent (1 percent per annum) of the month-end net asset value, Series by Series, as Support service fee to pay broker-dealers for distribution related services to the Company for hosting distribution platforms or providing custody solutions. The Company incurred the following amount of support service fees during the three and nine months ended September 30, 2010.

	Nine months ended
	September 30, 2010	September 30, 2009

RICI Linked PAM Total Index Series	$84,240	$-
RICI Linked PAM Agricultural Sector Series	5,237	-
RICI Linked PAM Energy Sector Series	426	-

	Three months ended
	September 30, 2010	September 30, 2009

RICI Linked PAM Total Index Series	$65,518	$-
RICI Linked PAM Agricultural Sector Series	3,891	-
RICI Linked PAM Energy Sector Series	217	-

Note 9.	Trading Activities and Related Risks

The Company is exposed to both market risk, the risk arising from changes in the market value of the financial instruments, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Market risk:  The Company engages in the speculative trading of derivative financial instruments that involve varying degrees of off balance sheet market risk whereby changes in the market values of the underlying commodities may result in changes in the value of the derivative financial instruments in excess of the amounts reflected in the statements of financial condition.  Theoretically, the Company is exposed to a market risk equal to the notional value of futures and forward contracts purchased.

Credit risk and concentration of credit risk:  Credit risk arises primarily from the potential inability of counterparties, such as clearing brokers, banks or other financial institutions, to perform in accordance with the terms of a contract.  The Company's exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all contracts in which the Company has a gain.  Exchange traded financial instruments, such as financial futures, generally do not give rise to significant counterparty exposure due to daily cash settlement procedures for daily gains and losses and the margin requirements of the individual exchanges.  The Company clears all of its trades through MF Global, Inc.  In the event this broker does not fulfill its obligations, the Company may be exposed to risk.

The Company maintains deposits with financial institutions in amounts that are in excess of federally insured limits; however, the Company does not believe it is exposed to any significant credit risk.

The Managing Member has established procedures to actively monitor the creditworthiness of the counterparties with which it conducts business in order to minimize market and credit risks.  The non-managing members bear the risk of loss only to the extent of the value of their respective investments and, in certain, circumstances, distributions and withdrawals received.

RICI ® Linked – PAM Advisors Fund, LLC

Note 10.	Financial Highlights

Financial highlights for non-managing members of the Company for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Total Index Series								Agricultural Sector Series
	Three months ended September 30,				Nine months ended September 30,				Three months ended September 30,				Nine months ended September 30,
	2010 Unaudited		2009 Unaudited		2010 Unaudited		2009 Unaudited		2010 Unaudited		2009 Unaudited		2010 Unaudited		2009 Unaudited

Total Return	13.64%		1.00%		1.75%		12.55%		25.38%		(2.50	) %	10.28%		(6.76) %
Ratios to average members' equity (net assets)
Total expenses (1) (3)	1.04%		1.36%		0.96%		1.15%		1.37%		1.30%		1.12%		1.30%
Net investment income (loss) (2) (3)	(1.01	) %	(0.88	) %	(0.91	) %	(0.70	) %	(1.33	) %	(1.10	) %	(1.09	) %	(0.56) %

	Energy Sector Series
	Three months ended September 30,				Nine months ended September 30,
	2010 Unaudited		2009 Unaudited		2010 Unaudited		2009 Unaudited

Total Return	3.74%		-%		(7.61	) %	-%
Ratios to average members' equity (net assets)
Total expenses (1)(3)	1.95%		-%		1.59%		-%
Net investment income (loss) (2) (3)	(1.80	) %	-%		(1.54	) %	-%

(1) The ratio of operating expenses to average members' equity (net asset) values does not include brokerage commissions.
(2)  Net investment income (loss) does not include net realized and unrealized gains and losses and the related brokerage commissions of the Fund.
(3)  Annualized

Each ratio is calculated for the non-managing members in each Series taken as a whole.  Total return is based on the change in value during the period of a theoretical investment made in each Series at the beginning of each calendar month during the year. The computation of an individual non-managing member's ratios may vary from the ratios calculated above based on any fee waivers and the timing of capital transactions.

The total returns and ratios exclude the effects of any 1% sales fees charged by the selling agents.

Note 11.	Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide indemnifications under certain circumstances.  The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred.  The Managing Member expects the risk of any future obligations under these indemnifications to be remote.

RICI ® Linked – PAM Advisors Fund, LLC

Note 12.	Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2010, the statements of operations for the three and nine months ended September 30, 2010 and 2009 and changes in members’ equity (net asset value) for the three and nine months ended September 30, 2010 and 2009 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009 and changes in members’ equity (Net Asset Value) for the three and nine months ended September 30, 2010 and 2009.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

Note 13.	Subsequent Events

The Company’s management evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

Subsequent to September 30, 2010, subscriptions and withdrawals of interests were as follows:

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals
October	$2,844,116	$1,704,208	$190,992	$42,368	$-	$-	$3,035,108	$1,746,576
November	7,901,536	-	378,542	-	-	-	8,280,078	-

Total	$10,745,652	$1,704,208	$569,534	$42,368	$-	$-	$11,315,186	$1,746,576

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

RICI® Linked - PAM Advisors Fund, LLC (the “Company”) is currently offering four series (each, a “Series”) of limited liability company interests: the RICI® Linked - PAM Total Index Series (the “Total Index Series”), the RICI® Linked - PAM Energy Sector Series (the “Energy Index Series”), the RICI® Linked - PAM Agricultural Sector Series (the “Agricultural Index Series”) and the RICI® Linked - PAM Metals Sector Series (the “Metals Index Series”).  The Total Index Series, Agricultural Index Series and Energy Index Series commenced operations on May 8, 2007, February 7, 2008 and January 1, 2010, respectively.  The Energy Index Series ceased operations as of July 31, 2010.  The Metals Index Series has not yet commenced operations.

For the avoidance of doubt, the Company is organized as a “series” limited liability company such that, pursuant to Section 18-215(b) of the Delaware Limited Liability Company Act, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Series shall be enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Accordingly, the assets of one Series of the Company include only those funds and other assets that are paid to, held by or distributed to the Company on account of and for the benefit of that Series, including, without limitation, funds delivered to the Company for investment in that Series.

LIQUIDITY

The Company holds approximately 90% of its assets as cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions.  The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses.  Price Asset Management, Inc. (the “Managing Member”) will commit the remaining assets of the Company to margin futures, forward and swap positions on a Series by Series basis, such that the total market exposure of the Company on a Series by Series basis is approximately equal to its net assets.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the futures trading, the Company’s assets are highly liquid and are expected to remain so.  During its operations through September 30, 2010, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

CAPITAL RESOURCES

The Company raises additional capital only through the sale of interests (“Interests”) and capital is increased through trading profits (if any) and through interest income.  The Company does not engage in borrowing.

The amount of capital raised for the Company should not have a significant impact on its operations, as the Company has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and expenses.  Within broad ranges of capitalization, the Managing Member’s trading positions should increase or decrease in approximate proportion to the size of the Company.

Due to the nature of the Company’s business, approximately 90% of its assets are represented by cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions, while the Company currently maintains its market exposure through open futures contract positions.

The Company trades futures contracts on U.S. and non-U.S. markets, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges.  Further, the Company’ counterparties or brokers may require margin in excess of minimum exchange requirements.  Risk arises from changes in the value of these instruments (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the notional value, or face amount, of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The counterparty for futures contracts traded in the U.S. is the clearinghouse associated with the relevant exchange.

Clearinghouse arrangements are generally perceived to reduce credit risk because, in general, clearinghouses are backed by the corporate members of the clearinghouses, which are required to share any financial burden resulting from the non-performance of any one of the members of the clearinghouse.

All of the contracts currently traded by the Managing Member on behalf of the Company are exchange-traded, although the Managing Member is authorized to, and may in the future, trade over-the-counter forward and swap contracts.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Company must rely solely on the credit of its respective trading counterparties, whereas exchange-traded contracts are generally, but not universally, backed by the collective credit of the members of the clearinghouse.  In the future, the Company may enter into non-exchange traded contracts and be subject to the credit risk associated with counterparty non-performance.  The Managing Member attempts to control credit risk associated with off-exchange transactions, if any, by dealing exclusively with large, well capitalized banks and dealers.

Critical Accounting Estimates

The Company’ securities and derivative financial instruments are recorded at fair value.  The fair values of exchange-traded futures contracts are based upon exchange settlement prices.  Fair value of non-exchange traded futures contracts is based on third-party quoted dealer values on the Interbank market.  Shares of mutual funds, which include money market funds, are valued at the net asset value based on quoted market prices.  Government-sponsored enterprise securities are stated at cost plus accrued interest, which approximates fair value based on quoted market prices for identical assets in an active market.

The Company accounts for subscriptions, allocations and withdrawals on a per member (“Member”) capital account basis.  Income or loss is allocated pro rata to the capital accounts of all Members, on a Series by Series basis.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Managing Member to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements.  Based on the nature of the business and operations of the Company, the Managing Member believes that the estimates utilized in preparing the Company’s financial statements are appropriate and reasonable; however, actual results could differ from these estimates.

The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  The Managing Member further believes that, based on the nature of the business and operations of the Company, no other reasonable assumptions relating to the application of the Company’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

RESULTS OF OPERATIONS

The rules the Managing Member follows in replicating the Rogers International Commodity Index® (the “Index”), or a sub-set of the Index, on behalf of the Company, on a Series by Series basis, do not predict price movements, nor do they rely on fundamental economic supply or demand analysis or on macroeconomic assessments of the relative strengths of different national economies or economic sectors.  Instead, the rules are designed to follow passively, on an essentially unleveraged basis, changes in an index of raw materials traded in the world markets and, unlike with operating companies, operational or micro-economic trends have no relevance to the results.  Generally, if prices of the relevant commodities rise, then the value of an investment should appreciate. Correspondingly, if prices of the relevant commodities decline, then the value of an investment should go down.

The performance summary set forth below is an outline description of how the Company, on a Series by Series basis, has performed in the past.  The portfolios of the Series are marked-to-market every trading day and their trading accounts are credited or debited with their daily gains or losses.  Past performance is not necessarily indicative of how they will perform in the future.

Three Months ended September 30, 2010

Total Index Series

During the third quarter of 2010, the Total Index Series achieved a net realized and unrealized gain of $33,129,167 from its trading operations, which is net of brokerage commissions of $118,835.  The Total Index Series incurred total expenses of $635,963, including $426,107 in Management Fees (paid to the Managing Member), $29,486 in Servicing Fees (paid to selling agents), $114,852 in operating expenses, and $65,518 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Total Index series earned $21,966 in interest income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain (Loss)
Agricultural	8.12%
Energy	0.94%
Metals	4.45%

Total Portfolio	13.51%

The Total Index Series posted a net gain of 8.4% in July. All three sectors, agricultural, energy and metals posted gains of 4.55%, 1.49% and 2.38%, respectively.  Highest grossing commodities for the Total Index Series’ performance in July were soft red winter wheat, hard red winter wheat, sugar, lead and rapeseed.

The Total Index Series posted a net loss of (2.9)% in August. The agricultural and metals sectors posted gains of 0.80% and 0.16%, respectively, while the energy sector posted a loss of (3.86)%.  Highest grossing commodities for the Total Index Series’ performance in August were cotton, corn, tin, silver and rubber.

The Total Index Series posted a net gain of 8.0% in September. The agricultural, energy and metals sectors posted gains of 2.77%, 3.31% and 1.91%, respectively.  Highest grossing commodities for the Total Index Series’ performance in September were oats, sugar, cotton, tin and aluminum.

Agricultural Index Series

During the third quarter of 2010, the Agricultural Index Series achieved a net realized and unrealized gain of $3,669,129 from its trading operations, which is net of brokerage commissions of $8,796.  The Agricultural Index Series incurred total expenses of $47,898, including $25,303 in Management Fees (paid to the Managing Member), $5,765 in Servicing Fees (paid to selling agents), $12,939 in operating expenses, and $3,891 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Agricultural Index Series earned $1,715 in interest income.

The Agricultural Index Series posted a net gain of 13.59% in July. Highest grossing commodities for the Agricultural Index Series’ performance in July were soft red winter wheat, hard red winter wheat, rapeseed and soybean meal.

The Agricultural Index Series posted a net gain of 2.03% in August. Highest grossing commodities for the Agricultural Index Series’ performance in August were cotton, corn and rubber.

The Agricultural Index Series posted a net gain of 8.26% in September. Highest grossing commodities for the Agricultural Index Series’ performance in September were oats, sugar, cotton, corn and soybean oil.

Energy Index Series

During the third quarter of 2010, the Energy Index Series traded through the month ending July 31, 2010.  The Energy Index Series achieved a net realized and unrealized gain of $97,566 from its trading operations, which is net of brokerage commissions of $480.  The Energy Index Series incurred total expenses of $3,863, including $1,409 in Management Fees (paid to the Managing Member), $36 in Servicing Fees (paid to selling agents), $2,201 in operating expenses and $217 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fee will be used to pay broker-dealers for distribution related services to the Energy Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Energy Index Series earned $284 in interest income.

The Energy Index Series posted a net gain of 3.74% in July. Highest grossing commodities for the Energy Index Series’ performance in July were natural gas, brent oil and crude oil.

Three Months ended June 30, 2010

Total Index Series

During the second quarter of 2010, the Total Index Series achieved a net realized and unrealized loss of $18,366,804 from its trading operations, which is net of brokerage commissions of $128,633.  The Total Index Series incurred total expenses of $511,335, including $357,798 in Management Fees (paid to the Managing Member), $29,441 in Servicing Fees (paid to Selling Agents) and $105,374 in operating expenses.  The Total Index Series also accrued $18,722 in Support Services Fees in June (accrued to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Total Index Series earned $32,987 in interest income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain (Loss)
Agricultural	(0.70)%
Energy	(5.06)%
Metals	(2.34)%

Total Portfolio	(8.10)%

The Total Index Series posted a net gain of 2.8% in April.  The agricultural, energy and metals sectors posted moderate gains of 1.10%, 1.51% and 0.15%, respectively.  Highest grossing commodities for the Total Index Series’ performance in April were palladium, soybean, hard red winter wheat, soft red winter wheat and cocoa.

The Total Index Series posted a net loss of (10.3)% in May. The agricultural, energy and metals sectors posted losses of (2.09)%, (6.53)% and (1.72)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in May were natural gas, orange juice, gold, rapeseed and greasy wool.

The Total Index Series posted a net gain of 0.02% in June. The agricultural and energy sectors posted modest gains of 0.42% and 0.29%, respectively, while the metals sector posted a loss of (0.69)%.  Highest grossing commodities for the Total Index Series’ performance in June were oats, coffee, canola, sugar and rapeseed.

Agricultural Index Series

During the second quarter of 2010, the Agricultural Index Series achieved a net realized and unrealized loss of $318,320 from its trading operations, which is net of brokerage commissions of $12,981.  The Agricultural Index Series incurred total expenses of $45,620, including $28,390 in Management Fees (paid to the Managing Member), $4,492 in Servicing Fees (paid to selling agents), $12,291 in operating expenses and $1,347 in Support Services Fees (accrued to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fee will be used to pay broker dealers for distrubiton related services to the Agricultural Index Series such as hosting distribution platforms or producing custody solutions and thus will not be retained by the Managing Member).  The Agricultural Index Series earned $153 in interest income.

The Agricultural Index Series posted a net gain of 3.13% in April. Highest grossing commodities for the Agricultural Index Series’ performance in April were soybean meal, hard red winter wheat, soft red winter wheat, cocoa and azuki beans.

The Agricultural Index Series posted a net loss of (6.12)% in May. Highest grossing commodities for the Agricultural Index Series’ performance in May were orange juice, rapeseed, greasy wool, coffee and rubber.

The Agricultural Index Series posted a net gain of 1.09% in June. Highest grossing commodities for the Agricultural Index Series’ performance in June were oats, coffee, canola, sugar and rapeseed.

Energy Index Series

During the second quarter of 2010, the Energy Index Series achieved a net realized and unrealized loss of $330,557 from its trading operations, which is net of brokerage commissions of $1,376.  The Energy Index Series incurred total expenses of $11466, including $4,618 in Management Fees (paid to the Managing Member), $35 in Servicing Fees (paid to selling agents), $6,605 in operating expenses and $208 in Support Services Fees (accrued to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fee will be used to pay broker-dealers for distribution related services to the Energy Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Energy Index Series earned $177 in interest income.

The Energy Index Series posted a net gain of 3.14% in April. Highest grossing commodities for the Energy Index Series’ performance in April were gas, oil, heating oil and brent oil.

The Energy Index Series posted a net loss of (14.57)% in May. Highest grossing commodities for the Energy Index Series’ performance in May were natural gas, gas oil and heating oil.

The Energy Index Series posted a net gain of 0.60% in June. Highest grossing commodities for the Energy Index Series’ performance in June were brent oil, heating oil and crude oil.

Three Months ended March 31, 2010

Total Index Series

During the first quarter of 2010, the Total Index Series achieved a net realized and unrealized  loss of $3,519,350  from its trading operations, which is net of brokerage commissions of $110,231.  The Total Index Series incurred total expenses of $425,893, including $290,508 in Management Fees (paid to the Managing Member), $28,550 in Servicing Fees (paid to selling agents) and $106,835 in operating expenses.  The Total Index Series earned $30,297 in interest income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

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

The Total Index Series posted a net gain of 5.3% in February. The agricultural, energy and metals sectors posted gains of 1.39%, 3.07% and 0.86%, respectively.  Highest grossing commodities for the Total Index Series’ performance in February were cotton, nickel, crude oil, soybean oil and RBOB gasoline.

The Total Index Series posted a net gain of 0.7% in March. The energy and metals sectors posted a net gain of 1.63% and 1.38%, respectively, while the agricultural sector posted a loss of (2.31)%.  Highest grossing commodities for the Total Index Series’ performance in March were lumber, rapeseed, rubber, coffee and live cattle.

Agricultural Index Series

During the first quarter of 2010, the Agricultural Index Series achieved a net realized and unrealized loss of $1,838,616 from its trading operations, which is net of brokerage commissions of $14,796.  The Agricultural Index Series incurred total expenses of $43,575, including $26,956 in Management Fees (paid to the Managing Member), $4,322 in Servicing Fees (paid to selling agents) and $12,297 in operating expenses.  The Agricultural Index Series earned $2,090 in interest income.

The Agricultural Index Series posted a net loss of (7.72)% in January. Highest grossing commodities for the Agricultural Index Series’ performance in January were sugar, orange juice, lumber, azuki beans and greasy wool.

The Agricultural Index Series posted a net gain of 3.97% in February. Highest grossing commodities for the Agricultural Index Series’ performance in February were cotton, soybean oil, rubber, soft red winter wheat and lean hogs.

The Agricultural Index Series posted a net gain of 0.54% in March. Highest grossing commodities for the Agricultural Index Series’ performance in March were nickel, palladium, aluminum, copper and tin.

Energy Index Series

During the first quarter of 2010, the Energy Index Series achieved a net realized and unrealized gain of $14,027 from its trading operations, which is net of brokerage commissions of $1,577.  The Energy Index Series incurred total expenses of $11,277, including $4,699 in Management Fees (paid to the Managing Member), $0 in Servicing Fees (paid to selling agents) and $6,578 in operating expenses.  The Energy Index Series earned $575 in interest income.

The Energy Index Series posted a net loss of (8.77)% in January. Highest grossing commodities for the Energy Index Series’ performance in January were gas oil, RBOB gasoline and natural gas.

The Energy Index Series posted a net gain of 6.66% in February. Highest grossing commodities for the Energy Index Series’ performance in February were crude oil, RBOB gasoline and brent oil.

The Energy Index Series posted a net gain of 3.25% in March. Highest grossing commodities for the Energy Index Series’ performance in March were gas oil, heating oil and brent oil.

Three Months ended September 30, 2009

Total Index Series

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

Agricultural Index Series

During the third quarter of 2009, the Agricultural Index Series achieved a net realized and unrealized loss of $251,233 from its trading operations, which is net of brokerage commissions of $6,659.  The Agricultural Index Series incurred total expenses of $35,730, including $17,722 in Management Fees (paid to the Managing Member), $4,678 in Servicing Fees (paid to selling agents) and $13,330 in operating expenses.  The Agricultural Index Series earned $5,382 in interest income.

The Agricultural Index Series posted a net gain of 1.16% in July. Highest grossing commodities for the Agricultural Index Series’ performance in July were rubber, cocoa, orange juice, coffee and azuki beans.

The Agricultural Index Series posted a net loss of (2.58)% in August. Highest grossing commodities for the Agricultural Index Series’ performance in August were sugar, wool, rubber, rice and canola.

The Agricultural Index Series posted a net loss of (1.07)% in September. Highest grossing commodities for the Agricultural Index Series’ performance in September were cocoa, wool, lean hogs, cotton and coffee.

Three Months ended June 30, 2009

Total Index Series

During the second quarter of 2009, the Total Index Series achieved a net realized and unrealized gain of $16,446,646 from its trading operations, which is net of brokerage commissions of $74,509.  The Total Index Series incurred total expenses of $267,942, including $176,415 in Management Fees (paid to the Managing Member), $21,434 in Servicing Fees (paid to Selling Agents) and $70,093 in operating expenses.  The Total Index Series earned $118,088 in interest income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

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

Agricultural Index Series

During the second quarter of 2009, the Agricultural Index Series achieved a net realized and unrealized gain of $279,200 from its trading operations, which is net of brokerage commissions of $9,516.  The Agricultural Index Series incurred total expenses of $38,807, including $18,263 in Management Fees (paid to the Managing Member), $5,215 in Servicing Fees (paid to selling agents) and $13,328 in operating expenses.  The Agricultural Index Series earned $8,475 in interest income.

The Agricultural Index Series posted a net gain of 3.21% in April. Highest grossing commodities for the Agricultural Index Series’ performance in April were cotton, soybean meal, soybeans, sugar and soybean oil.

The Agricultural Index Series posted a net gain of 10.16% in May. Highest grossing commodities for the Agricultural Index Series’ performance in May were oats, wheat, coffee, orange juice and lumber.

The Agricultural Index Series posted a net loss of (10.04)% in June. Highest grossing commodities for the Agricultural Index Series’ performance in June were sugar, barley, azuki beans, live cattle and lumber.

Three Months ended March 31, 2009

Total Index Series

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

Agricultural Index Series

During the first quarter of 2009, the Agricultural Index Series achieved a net realized and unrealized loss of $1,655,988 from its trading operations, which is net of brokerage commissions of $11,928.  The Agricultural Index Series incurred total expenses of $34,808, including $17,575 in Management Fees (paid to the Managing Member), $4,371 in Servicing Fees (paid to selling agents) and $12,862 in operating expenses.  The Agricultural Index Series earned $46,977 in interest income.

The Agricultural Index Series posted a net loss of (3.04)% in January. Highest grossing commodities for the Agricultural Index Series’ performance in January were orange juice, sugar, coffee, cocoa and soybean meal.

The Agricultural Index Series posted a net loss of (8.06)% in February. Highest grossing commodities for the Agricultural Index Series’ performance in February were sugar, rice, lean hogs, rubber and live cattle.

The Agricultural Index Series posted a net gain of 4.88% in March. Highest grossing commodities for the Agricultural Index Series’ performance in March were corn, lean hogs, lumber, orange juice and soybeans.

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Company trades in futures, and may trade in forward and swap, contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Company at the same time, the Company could experience substantial losses.  Because the Company is designed to replicate the Index, or a sub-index thereof, the Managing Member adjusts the Company’s portfolios, on a Series by Series basis, only as necessary to accommodate expirations in particular commodity futures contracts and to adjust overall position size for changes resulting from subscriptions and withdrawals. The Managing Member does not exercise discretion over the positions a Series maintains.  Consequently, the Managing Member does not apply risk management techniques in its trading decisions.  The Company initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.  The Company maintains approximately 90% of its assets in cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments,  shares of mutual funds and certain money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions, for which the Managing Member believes the market-risk to be minimal.

In addition to market risk, in entering into futures, and potentially forward and swap, contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Company.  The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not enter into off-balance sheet arrangements with other entities.

CONTRACTUAL OBLIGATIONS

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts.  All such contracts are settled by offset, not delivery.  The Financial Statements of the Company present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the open futures and other contracts at September 30, 2010 and December 31, 2009.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                      CONTROLS AND PROCEDURES

The Managing Member, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Company and each Series as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Company and each Series.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                   RISK FACTORS

Not required.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third fiscal quarter of 2010, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: July: $11,023,904, August: $12,217,750 and September: $1,151,009.

During the third fiscal quarter of 2010, the Agricultural Index Series issued Interests, to both new and existing Members, in the following dollar amounts: July: $572,066, August: $121,287 and September: $312,452.

During the third fiscal quarter of 2010, the Energy Index Series issued no new Interests.

Each of the foregoing Interests was privately offered and sold only to “accredited investors,” as defined in Rule 501(a) under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506 under the 1933 Act, and are persons with whom the Managing Member, Uhlmann Price Securities, LLC, the Company’s marketing representative, or a selling agent have a pre-existing substantive relationship and with respect to whom it has been determined that the Interests are a suitable investment.  Pursuant to the Company’s Limited Liability Company Agreement, Members may withdraw capital from their capital accounts as of the end of each calendar month.  The withdrawal of capital by Members has no impact on the value of the capital accounts of other Members.

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended September 30, 2010:

Date of Closing	Total Amount of Withdrawals
July 31, 2010	$2,575,092
August 31, 2010	$3,123,988
September 30, 2010	$2,545,472

The following table summarizes the withdrawals by Members from the Agricultural Index Series during the three months ended September 30, 2010:

Date of Closing	Total Amount of Withdrawals
July 31, 2010	$5,992,686
August 31, 2010	$509,459
September 30, 2010	$373,477

The following table summarizes the withdrawals by Members from the Energy Index Series during the three months ended September 30, 2010.  The Energy Index Series was liquidated July 31, 2010:

Date of Closing	Total Amount of Withdrawals
July 31, 2010	$2,599,558
August 31, 2010	$0
September 30, 2010	$0

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

Date: November 15, 2010	RICI® Linked – PAM Advisors Fund, LLC (Registrant)

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