Form 10-K
period 2010-12-31
RICI Linked - PAM Advisors Fund, LLC
filed 2011-03-30
CIK 1462567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended:  December 31, 2010
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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2010 and 2009 with Report of  Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2010, is incorporated by reference into Part I Item 1, Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

RICI® Linked – PAM Advisors Fund, LLC (the “Company”) is currently offering four series (each, a “Series”) of limited liability company interests: the RICI® Linked – PAM Total Index Series (the “Total Index Series”), the RICI® Linked – PAM Energy Sector Series (the “Energy Sector Series”), the RICI® Linked – PAM Agricultural Sector Series (the “Agricultural Sector Series”) and the RICI® Linked – PAM Metals Sector Series (the “Metals Sector Series”).  The Total Index Series, Agricultural Sector Series and Energy Sector Series commenced operations on May 8, 2007, February 7, 2008 and January 1, 2010, respectively.  The Energy Sector Series temporarily ceased operations after paying out withdrawal proceeds with respect to the July 31, 2010 withdrawal date.  The Metals Sector Series has not yet commenced operations.

Price Asset Management, Inc., an Illinois corporation (“PAM” or the “Managing Member”), acts as managing member, commodity pool operator (“CPO”) and commodity trading advisor (“CTA”) of the Company.  The Company primarily invests its funds in a portfolio of futures contracts traded on recognized U.S. and non-U.S. markets, but may also trade over-the-counter forward or swap contracts, pursuant to the trading and investment methodology of PAM.

The Company is a Delaware series limited liability company organized on October 3, 2006 under the Delaware Limited Liability Company Act (the “Act”) issuing different Series of limited liability company interests (the “Interests”).  Section 18-215 of the Act provides that, if certain conditions (as set forth in Section 18-215) are met, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series shall be enforceable only against the assets of such series and not against the assets of the limited liability company generally or any other series and that the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the limited liability company generally or any other series shall not be enforceable against the assets of such particular series.  Accordingly, the assets of any one Series include only those funds and other assets that are paid to, held by or distributed to the Company on account of and for the benefit of such Series, including, without limitation, funds delivered to the Company for the purchase of interests in such Series, and the liabilities of the Company generally or of any other Series are not chargeable against the assets of such Series; provided, however, that if there are assets or liabilities of the Company that are not readily associated with a particular Series, the Managing Member will allocate such assets or liabilities between or among any one or more Series in a fair and equitable manner in accordance with the terms of the Company’s Second Amended and Restated Limited Liability Company Agreement, as supplemented (the “Operating Agreement”) (see Section 6(b)).

Under its Operating Agreement, the Company has delegated all aspects of the Company and Series’ management to PAM.  Accordingly, PAM controls and manages the business of the Company and each Series, and members of the Company (“Members”), all of whom hold Interests in one of the Series of the Company, have no right to participate in management or control of the Company or any Series.

As of February 28, 2011, the aggregate net asset value of the Total Index Series was $360,437,730 and the aggregate net asset value of the Agricultural Sector Series was $18,512,182.  The Energy Sector Series ceased operations as of July 31, 2010 and the Metals Sector Series has not yet commenced operations.

The Company’s fiscal year ends on December 31.

The Company has no subsidiaries.

A Series will terminate when the first of the following occurs: (i) dissolution of the Company; (ii) the Managing Member declares in writing that such Series shall be terminated and gives notification thereof to investors of such Series; or (iii) the entry of a decree of judicial dissolution of such Series under Section 18-215(1) of the Act.

None of the Series have, to date, (i) been the subject of any bankruptcy, receivership or similar proceeding, (ii) undergone any material reclassification, merger or consolidation or (iii) had any material amount of their assets acquired or disposed of other than in the ordinary course of their business.

(b)   Financial information about segments

The Company’s business constitutes only one segment, i.e., a speculative commodity pool.  The Company does not engage in sales of goods and services.  Financial information regarding the Company’s business is set forth in the Company’s Financial Statements included as Exhibit 13.01 to this report.

(c)   Narrative description of business

General

The assets of the Company are managed by PAM to replicate, as closely as possible, the positions represented by the Rogers International Commodity Index® (the “Index”), or a specific sub-sector of the Index (each, a “Sub-Index”).  The Index is a composite, U.S. dollar-based, total return index created by James Beeland Rogers, Jr. (“Mr. Rogers”) in July 1998. The Index was designed to meet the need for consistent investing in a broad based international vehicle; it represents the value of a basket of commodities consumed in the global economy, including agricultural, energy and metal products.  The Index is tracked via futures contracts on 38 different exchange-traded physical commodities, quoted in five currencies, listed on thirteen exchanges in six countries and weighted based on an assessment of each commodity’s relative importance to international commerce.  The specific components and weighting of the Index are determined by Mr. Rogers and a committee consisting of representatives of a number of providers and/or distributors of investment products linked to the Index (the “RICI® Committee”), although Mr. Rogers is the final arbiter with respect to any changes of the Index’s components or their weightings.   Each Sub-Index consists of between six and twenty commodity futures contracts, weighted within such Sub-Index as is reflected by the weighting of each such component within the Index as a whole.  For example, if corn represents 4.75% of the Index and agricultural commodities together represent 34.9% of the Index, corn will represent 13.61% of the agricultural Sub-Index.

The assets of the Company will generally consist of cash, cash equivalents with maturities of three months or less at date of acquisition, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other investments authorized by the Commodity Futures Trading Commission (“CFTC”), shares of mutual funds, certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits) and, to replicate the Index or Sub-Index, as appropriate, futures contracts listed and actively traded on domestic and foreign regulated futures exchanges.  The assets could also include over-the-counter forward contracts and swaps in lieu of corresponding futures contracts if PAM, in its sole discretion, decides that such substitution is in the best interests of the Company.  The Company may also trade currency forward contracts in connection with hedging the Company’s currency exchange rate risk related to the Company’s non-U.S. dollar denominated futures positions.  PAM has authority over the Company’s assets to trade in the futures, forward and swap markets.  MF Global Inc. (“MFG”) currently serves as the clearing broker of the Company and Price Futures Group, Inc. (“PFG”), an introducing broker registered with the CFTC, serves as introducing broker.

In trading for the Company, PAM’s trading method is to replicate, as closely as possible, the positions represented by the Index or Sub-Index, as appropriate, and PAM will refrain from trading or investing on behalf of the Company in its absolute discretion.  The Company will invest its funds in a portfolio of futures contracts traded on recognized U.S. and non-U.S. exchanges as dictated by the Index or Sub-Index, as appropriate.  The only other products that the Company may utilize, from time to time, to access certain markets represented in the Index or Sub-Index, as appropriate, are “over-the-counter” forward and swap contracts, although PAM does not anticipate that any such forward or swap contracts will represent a significant portion of investments held by the Company.  The use of forward or swap contracts may cause the Company’s performance to deviate from the performance of the Index or Sub-Index, as appropriate,  more so than if the Company acquired such positions via futures contracts.

Since the Company’s portfolio is based on the Index, or a Sub-Index, there is no active trading by PAM in the traditional sense.  Unlike most other commodity pools, commodity futures are not  bought or sold to take advantage of potential profitable price movement.  Instead, PAM engages in only two types of trading on behalf of the Company.  A substantial portion of the trading by PAM is made for the purpose of rolling positions from near delivery dates to later delivery dates in order to ensure that the Company will not take actual delivery of a physical commodity. PAM also engages in trading, monthly as necessary, to rebalance the Company’s exposure to each commodity to its intended weighting within the Index or Sub-Index, as appropriate.

The RICI® Committee reviews the Index at least annually to determine whether it may be necessary to change the components or relative weighting of the Index; however, such changes may be made at any time.  Mr. Rogers, as the founder and owner of the Index, chairs the RICI® Committee and is the final arbiter of its decisions.  If an adjustment is necessary to reflect an adjustment in the Index, PAM may add or subtract futures, forward or swap contracts and rebalance the portfolio accordingly. While the Index will be reviewed on at least an annual basis, there is no assurance that any adjustments will be made to the Index and the portfolio as a result.

The current components of the Index and the Sub-Index and their weightings are available at: http://www.rogersrawmaterials.com/page1.html.

The Company does not and will not: (1) invest in any equity security or (2) make loans to any person or entity (other than by the purchase of debt instruments, such as those issued by U.S. government-sponsored enterprise securities or securities issued by federal agencies, as described above).

Any interest earned on a Series’ assets will accrue to such Series.

Each Series pays the Managing Member in respect of each Member in the Series, monthly in arrears, a management fee equal to 0.054167 of 1% of the month-end net asset value of each Member’s capital account in a Series (a 0.65% annual rate).   Each Series pays the Managing Member in respect of each Member in the Series, monthly in arrears, a support services fee equal to 0.0083 of 1% of the month-end net asset value of each Member’s capital account in a Series (a 0.10% annual rate).  Members introduced by an approved selling agent (a “Selling Agent”) will be charged a monthly servicing fee of up to 1% per annum as agreed, or as otherwise agreed, between the Member and such Member’s Selling Agent.  Each Series pays commodity brokerage commissions to the clearing broker of an average of approximately $12 per round-turn commodity futures contract, inclusive of execution costs and exchange and regulatory fees, however higher rates may apply for certain domestic contracts and on certain foreign exchanges.  PAM anticipates that the brokerage expense of each Series will not exceed 0.35% of such Series’ average month-end net asset value per year.  Each Series bears its direct operating, offering and organizational expenses, including legal, accounting and administrative expenses (including the fees and expenses of any administrative service providers), audit and tax preparation expenses, expenses associated with the administration of such Series, printing and mailing costs, government fees and taxes and any other operating expenses, including, but not limited to, any extraordinary charges incidental to its trading or the cost of any litigation in which it may become engaged.

Regulation

Under the Commodity Exchange Act, as amended (“CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC.  The National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to the NFA responsibility for the registration of CTAs, CPOs, futures commission merchants (an “FCM”), introducing brokers (an “IB”) and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires CPOs and CTAs, such as PAM, commodity brokers or FCMs, such as MFG, and IBs, such as PFG, to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a CPO’s or a CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of PAM as a CPO or a CTA were terminated or suspended, PAM would be unable to continue to manage the business of the Company.  Should PAM’s registration be suspended, termination of the Company might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.  In January 2011, the CFTC proposed a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are proposed to be 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract.  The Managing Member believes that the proposed limits are sufficiently large that if adopted, they should not restrict the Company’s trading strategy.

Currency forward contracts are not currently subject to regulation by any United States government agency.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses.  The mandates imposed by the Reform Act may result in the Company bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The Reform Act also amended the definition of “eligible contract participant,” and the CFTC is interpreting that definition in a such manner that the Company may no longer be permitted to engage in forward currency transactions by directly accessing the interbank market.  Rather, when the Reform Act goes into effect in July 2011, the Company may be limited to engaging in “retail forex transactions” which could limit the Company’s potential forward currency counterparties to futures commission merchants and retail foreign exchange dealers.  Thus, limiting the Company’s potential forward currency counterparties could lead to the Company bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  The “retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with whom the Company may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Company currently engages for its forward currency transactions.  Although the impact of requiring the Company to conduct forward currency transactions in the “retail” market could be substantial, the full scope is currently unknown and the ultimate effect could also be negligible.

Items 101(h)(4)(i) through (viii), (x) and (xi) of Regulation S-K are not applicable.

The Company has no employees.

(d)   Financial information about geographic areas

The Company does not engage in material operations in foreign countries (although it does trade from the United States in foreign currency forward contracts and on foreign futures exchanges), nor is a material portion of its revenues derived from foreign customers.

Item 1A.   Risk Factors

Not required.

Item 1B.   Unresolved Staff Comments

Not required.

Item 2.   Properties

The Company does not own or use any physical properties in the conduct of its business.  PAM performs all administrative services for the Company from PAM’s offices at 141 West Jackson Blvd., Suite 1340A, Chicago, IL, 60604.

Item 3.   Legal Proceedings

The Company is not aware of any pending legal proceedings to which either the Company is a party or to which any of its assets are subject.  In addition, there are no pending material legal proceedings involving PAM.  The Company has no subsidiaries.

Item 4.   (Removed and reserved)

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

(a)   Market Information

There is no trading market for the Interests, and none is likely to develop.  Interests may be withdrawn or transferred subject to the conditions imposed by the Operating Agreement.

(b)   Holders

As of February 28, 2011, there were 1800 holders of Total Index Series Interests, 182 holders of Agricultural Sector Series Interests and 0 holders of Energy Sector Series Interests and Metals Sector Series Interests.

(c)   Dividends

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)   Recent Sales of Unregistered Securities

During the last fiscal quarter of 2010, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: October – $2,844,116, November – $7,901,536 and December – $5,748,651.

During the last fiscal quarter of 2010, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts:  October – $231,087, November – $387,542 and December – $173,687.

Each of the foregoing Interests was privately offered and sold only to “accredited investors,” as defined in Rule 501(a) under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506 under the 1933 Act, and are persons with whom the Managing Member, Uhlmann Price Securities, LLC, the Company’s marketing representative (the “Marketing Representative”), or a Selling Agent have a pre-existing substantive relationship and with respect to whom it has been determined that the Interests are a suitable investment.

 (f)   Issuer Purchases of Equity Securities

Pursuant to the Operating Agreement, Members may withdraw capital from their capital accounts as of the end of each calendar month.  The withdrawal of capital by Members has no impact on the value of the capital accounts of other Members.

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended December 31, 2010:

Date of Closing	Total Amount of Withdrawals
October 31, 2010	$1,704,209
November 30, 2010	$3,289,253
December 31, 2010	$3,346,945

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended December 31, 2010:

Date of Closing	Total Amount of Withdrawals
October 31, 2010	$42,369
November 30, 2010	$187,079
December 31, 2010	$130,892

Item 6.   Selected Financial Data

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Company generally holds approximately 90% of its assets as cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions.  The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses.  The Managing Member will commit the remaining assets of each Series to margin such  Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Company’s futures trading, the Company’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2010, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

Capital Resources

The Company raises additional capital only through the sale of Interests and capital is increased through trading profits (if any) and through interest income.  The Company does not engage in borrowing.

The amount of capital raised for the Company should not have a significant impact on its operations, as the Company has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and expenses.  Within broad ranges of capitalization, the Company’s trading positions should increase or decrease in approximate proportion to the size of the Company.

Due to the nature of the Company’s business, substantially all its assets are represented by cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions, while the Company currently maintains its market exposure through open futures, forward and swap positions.

The Company trades futures contracts on U.S. and non-U.S. markets, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges.  Further, the Company’s counterparties or brokers may require margin in excess of minimum exchange requirements.  Risk arises from changes in the value of these instruments (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the notional value, or face amount, of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The counterparty for futures contracts traded in the U.S. is the clearinghouse associated with the relevant exchange.  Clearinghouse arrangements are generally perceived to reduce credit risk because, in general, clearinghouses are backed by the corporate members of the clearinghouses, which are required to share any financial burden resulting from the non-performance of any one of the members of the clearinghouse.

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

Critical Accounting Estimates

The Company’s securities and derivative financial instruments are recorded on a trade date basis and at fair value.  The fair values of exchange-traded futures contracts are based upon exchange settlement prices.  Fair value of non-exchange traded futures contracts is based on third-party quoted dealer values on the Interbank market.  Shares of mutual funds, which include money market funds, are valued at the net asset value based on quoted market prices.  Government-sponsored enterprise securities are stated at cost plus accrued interest, which approximates fair value based on quoted market prices for identical assets in an active market.

The Company accounts for subscriptions, allocations and withdrawals on a per Member capital account basis.  Income or loss is allocated pro rata to the capital accounts of all Members.

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

Results of Operations

The rules the Managing Member follows in replicating the Index or a Sub-Index, as appropriate, on behalf of the Company do not predict price movements, nor do they rely on fundamental economic supply or demand analysis or on macroeconomic assessments of the relative strengths of different national economies or economic sectors.  Instead, the rules are designed to follow passively, on an essentially unleveraged basis, changes in an index of raw materials traded in the world markets and, unlike with operating companies, operational or micro-economic trends have no relevance.  Generally, if prices of commodities rise, then the value of an investment should appreciate. Correspondingly, if commodity prices decline, then the value of an investment should go down.

The performance summary set forth below is an outline description of how the Company, on a Series by Series basis, has performed in the past.  The portfolios of the Series are marked-to-market every trading day and their trading accounts are credited or debited with their daily gains or losses.  Each Series’ past performance is not necessarily indicative of how it will perform in the future.

Three Months ended December 31, 2010

Total Index Series

During the fourth quarter of 2010, the Total Index Series achieved a net realized and unrealized gain of $44,781,613 from its trading operations, which is net of brokerage commissions of $129,199.  The Total Index Series incurred total expenses of $702,330, including $494,270 in Management Fees (paid to the Managing Member), $32,142 in Servicing Fees (paid to selling agents), $99,918 in operating expenses, and $76,000 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Total Index series earned $17,222 in interest income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain
Agricultural	7.62%
Energy	5.17%
Metals	2.89%

Total Portfolio	15.68%

The Total Index Series posted a net gain of 4.77% in October. All three sectors, agricultural, energy and metals, posted gains of 3.75%, 0.13% and 0.89%, respectively.  Highest grossing commodities for the Total Index Series’ performance in October were hard winter wheat, sugar, cotton, corn and rice.

The Total Index Series posted a net loss of (0.32)% in November. The energy sector posted a net gain of 1.14%, and the agricultural and metals sector posted a net loss of (1.27)% and (0.19)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in November were silver, rubber, palladium, rapeseed and azuki beans.

            The Total Index Series posted a net gain of 11.23% in December. All three sectors, agricultural, energy and metals, posted gains of 5.14%, 3.89% and 2.20%, respectively.  Highest grossing commodities for the Total Index Series’ performance in December were cotton, lumber, coffee, sugar and zinc.

Agricultural Sector Series

During the fourth quarter of 2010, the Agricultural Sector Series achieved a net realized and unrealized gain of $3,236,239 from its trading operations, which is net of brokerage commissions of $7,173.  The Agricultural Sector Series incurred total expenses of $49,655, including $26,429 in Management Fees (paid to the Managing Member), $7,099 in Servicing Fees (paid to selling agents), $12,063 in operating expenses, and $4,064 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the

Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Agricultural Sector Series earned $999 in interest income.

The Agricultural Sector Series posted a net gain of 10.86% in October.  Highest grossing commodities for the Agricultural Sector Series’ performance in October were hard winter wheat, sugar, cotton, corn and rice.

The Agricultural Sector Series posted a net loss of (3.65)% in November.  Highest grossing commodities for the Agricultural Sector Series’ performance in November were rubber, rapeseed, azuki beans, lean hogs and live cattle.

The Agricultural Sector Series posted a net gain of 10.95% in December.  Highest grossing commodities for the Agricultural Sector Series’ performance in December were cotton, lumber, coffee, sugar and zinc.

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

The Total Index Series posted a net gain of 8.4% in July. All three sectors, agricultural, energy and metals, posted gains of 4.55%, 1.49% and 2.38%, respectively.  Highest grossing commodities for the Total Index Series’ performance in July were soft red winter wheat, hard red winter wheat, sugar, lead and rapeseed.

The Total Index Series posted a net loss of (2.9)% in August. The agricultural and metals sectors posted gains of 0.80% and 0.16%, respectively, while the energy sector posted a loss of (3.86)%.  Highest grossing commodities for the Total Index Series’ performance in August were cotton, corn, tin, silver and rubber.

            The Total Index Series posted a net gain of 8.0% in September. All three sectors, agricultural, energy and metals, posted gains of 2.77%, 3.31% and 1.91%, respectively.  Highest grossing commodities for the Total Index Series’ performance in September were oats, sugar, cotton, tin and aluminum.

Agricultural Sector Series

During the third quarter of 2010, the Agricultural Sector Series achieved a net realized and unrealized gain of $3,669,129 from its trading operations, which is net of brokerage commissions of $8,796.  The Agricultural Sector Series incurred total expenses of $47,898, including $25,303 in Management Fees (paid to the Managing Member), $5,765 in Servicing Fees (paid to selling agents), $12,939 in operating expenses, and $3,891 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector

Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Agricultural Sector Series earned $1,715 in interest income.

The Agricultural Sector Series posted a net gain of 13.59% in July. Highest grossing commodities for the Agricultural Sector Series’ performance in July were soft red winter wheat, hard red winter wheat, rapeseed and soybean meal.

The Agricultural Sector Series posted a net gain of 2.03% in August. Highest grossing commodities for the Agricultural Sector Series’ performance in August were cotton, corn and rubber.

The Agricultural Sector Series posted a net gain of 8.26% in September. Highest grossing commodities for the Agricultural Sector Series’ performance in September were oats, sugar, cotton, corn and soybean oil.

Energy Sector Series

During the third quarter of 2010, the Energy Sector Series traded through the month ending July 31, 2010.  The Energy Sector Series achieved a net realized and unrealized gain of $97,566 from its trading operations, which is net of brokerage commissions of $480.  The Energy Sector Series incurred total expenses of $3,863, including $1,409 in Management Fees (paid to the Managing Member), $36 in Servicing Fees (paid to selling agents), $2,201 in operating expenses, and $217 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fee will be used to pay broker-dealers for distribution related services to the Energy Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Energy Sector Series earned $284 in interest income.

The Energy Sector Series posted a net gain of 3.74% in July. Highest grossing commodities for the Energy Sector Series’ performance in July were natural gas, brent oil and crude oil.

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

Sector	% Loss
Agricultural	(0.70)%
Energy	(5.06)%
Metals	(2.34)%

Total Portfolio	(8.10)%

The Total Index Series posted a net gain of 2.8% in April.  All three sectors, agricultural, energy and metals, posted gains of 1.10%, 1.51% and 0.15%, respectively.  Highest grossing commodities for the Total Index Series’ performance in April were palladium, soybean, hard red winter wheat, soft red winter wheat and cocoa.

The Total Index Series posted a net loss of (10.3)% in May. All three sectors, agricultural, energy and metals, posted losses of (2.09)%, (6.53)% and (1.72)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in May were natural gas, orange juice, gold, rapeseed and greasy wool.

The Total Index Series posted a net gain of 0.02% in June. The agricultural and energy sectors posted modest gains of 0.42% and 0.29%, respectively, while the metals sector posted a loss of (0.69)%.  Highest grossing commodities for the Total Index Series’ performance in June were oats, coffee, canola, sugar and rapeseed.

Agricultural Sector Series

During the second quarter of 2010, the Agricultural Sector Series achieved a net realized and unrealized loss of $318,320 from its trading operations, which is net of brokerage commissions of $12,981.  The Agricultural Sector Series incurred total expenses of $46,520, including $28,390 in Management Fees (paid to the Managing Member), $4,492 in Servicing Fees (paid to selling agents) and $12,291 in operating expenses.  The Agricultural Sector Series also accrued $1,347 in Support Services Fees in June (accrued to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fee will be used to pay broker dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or producing custody solutions and thus will not be retained by the Managing Member).  The Agricultural Sector Series earned $153 in interest income.

The Agricultural Sector Series posted a net gain of 3.13% in April. Highest grossing commodities for the Agricultural Sector Series’ performance in April were soybean meal, hard red winter wheat, soft red winter wheat, cocoa and azuki beans.

The Agricultural Sector Series posted a net loss of (6.12)% in May. Highest grossing commodities for the Agricultural Sector Series’ performance in May were orange juice, rapeseed, greasy wool, coffee and rubber.

The Agricultural Sector Series posted a net gain of 1.09% in June. Highest grossing commodities for the Agricultural Sector Series’ performance in June were oats, coffee, canola, sugar and rapeseed.

Energy Sector Series

During the second quarter of 2010, the Energy Sector Series achieved a net realized and unrealized loss of $330,557 from its trading operations, which is net of brokerage commissions of $1,376.  The Energy Sector Series incurred total expenses of $11,466, including $4,618 in Management Fees (paid to the Managing Member), $35 in Servicing Fees (paid to selling agents) and $6,605 in operating expenses.  The Energy Sector Series also accrued $208 in Support Services Fees in June (accrued to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fee will be used to pay broker-dealers for distribution related services to the Energy Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Energy Sector Series earned $177 in interest income.

The Energy Sector Series posted a net gain of 3.14% in April. Highest grossing commodities for the Energy Sector Series’ performance in April were gas, oil, heating oil and brent oil.

The Energy Sector Series posted a net loss of (14.57)% in May. Highest grossing commodities for the Energy Sector Series’ performance in May were natural gas, gas oil and heating oil.

The Energy Sector Series posted a net gain of 0.60% in June. Highest grossing commodities for the Energy Sector Series’ performance in June were brent oil, heating oil and crude oil.

Three Months ended March 31, 2010

Total Index Series

During the first quarter of 2010, the Total Index Series achieved a net realized and unrealized  loss of $3,519,350  from its trading operations, which is net of brokerage commissions of $110,231.  The Total Index Series incurred total expenses of $425,894, including $290,508 in Management Fees (paid to the Managing Member), $28,551 in Servicing Fees (paid to selling agents) and $106,835 in operating expenses.  The Total Index Series earned $30,297 in interest income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain (Loss)
Agricultural	(3.50)%
Energy	0.83%
Metals	0.84%

Total Portfolio	(1.83)%

 The Total Index Series posted a net loss of (7.9)% in January. All three sectors, agricultural, energy and metals, posted losses of (2.62)%, (3.79)% and (1.44)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in January were sugar, orange juice, lumber, azuki beans and greasy wool.

The Total Index Series posted a net gain of 5.3% in February. All three sectors, agricultural, energy and metals, posted gains of 1.39%, 3.07% and 0.86%, respectively.  Highest grossing commodities for the Total Index Series’ performance in February were nickel, palladium, aluminum , copper and tin..

The Total Index Series posted a net gain of 0.7% in March. The energy and metals sectors posted a net gain of 1.63% and 1.38%, respectively, while the agricultural sector posted a loss of (2.31)%.  Highest grossing commodities for the Total Index Series’ performance in March were nickel, palladium, aluminum, copper and tin.

Agricultural Sector Series

During the first quarter of 2010, the Agricultural Sector Series achieved a net realized and unrealized loss of $1,838,616 from its trading operations, which is net of brokerage commissions of $14,796.  The Agricultural Sector Series incurred total expenses of $43,575, including $26,956 in Management Fees (paid to the Managing Member), $4,322 in Servicing Fees (paid to selling agents) and $12,297 in operating expenses.  The Agricultural Sector Series earned $2,090 in interest income.

The Agricultural Sector Series posted a net loss of (7.72)% in January. Highest grossing commodities for the Agricultural Sector Series’ performance in January were sugar, orange juice, lumber, azuki beans and greasy wool.

The Agricultural Sector Series posted a net gain of 3.97% in February. Highest grossing commodities for the Agricultural Sector Series’ performance in February were cotton, soybean oil, rubber, soft red winter wheat and lean hogs.

The Agricultural Sector Series posted a net loss of (6.33)%  in March. Highest grossing commodities for the Agricultural Sector Series’ performance in March  were lumber, rapeseed, rubber, coffee and live cattle.

Energy Sector Series

During the first quarter of 2010, the Energy Sector Series achieved a net realized and unrealized gain of $14,027 from its trading operations, which is net of brokerage commissions of $1,577.  The Energy Sector Series incurred total expenses of $11,277, including $4,699 in Management Fees (paid to the Managing Member), $0 in Servicing Fees (paid to selling agents) and $6,578 in operating expenses.  The Energy Sector Series earned $575 in interest income.

The Energy Sector Series posted a net loss of (8.77)% in January. Highest grossing commodities for the Energy Sector Series’ performance in January were gas oil, RBOB gasoline and natural gas.

The Energy Sector Series posted a net gain of 6.66% in February. Highest grossing commodities for the Energy Sector Series’ performance in February were crude oil, RBOB gasoline and brent oil.

The Energy Sector Series posted a net gain of 3.25% in March. Highest grossing commodities for the Energy Sector Series’ performance in March were gas oil, heating oil and brent oil.

Three Months ended December 31, 2009

Total Index Series

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

The Total Index Series posted a net gain of 5.8% in October. All three sectors, agricultural, energy and metals, posted gains of 2.07%, 3.24% and 0.49%, respectively.  Highest grossing commodities for the Total Index Series’ performance in October were orange juice, lean hogs, lumber, rubber and gas oil.

The Total Index Series posted a net gain of 4.4% in November. All three sectors, agricultural, energy and metals, posted gains of 2.70%, 0.09% and 1.56%, respectively.  Highest grossing commodities for the Total Index Series’ performance in November were wheat, lumber, silver, gold and palladium.

The Total Index Series posted a net gain of 0.7% in December. The energy and metals sectors posted gains of 0.34% and 0.81%, respectively, while the agricultural sector posted a loss of (0.45)%.  Highest grossing commodities for the Total Index Series’ performance in December were sugar, zinc, nickel, palladium and natural gas.

Agricultural Sector Series

During the fourth quarter of 2009, the Agricultural Sector Series achieved a net realized and unrealized gain of $1,400,687 from its trading operations, which is net of brokerage commissions of $8,609.  The Agricultural Sector Series incurred total expenses of $29,569, including $20,982 in Management Fees (paid to the Managing Member), $4,333 in Servicing Fees (paid to selling agents), and $4,254 in operating expenses.  The Agricultural Sector Series earned $4,582 in interest income.

The Agricultural Sector Series posted a net gain of 6.00% in October.  Highest grossing commodities for the Agricultural Sector Series’ performance in October were orange juice, lean hogs, lumber, rubber and oats.

The Agricultural Sector Series posted a net gain of 7.67% in November.  Highest grossing commodities for the Agricultural Sector Series’ performance in November were wheat, lumber, corn, lean hogs and soybean oil.

The Agricultural Sector Series posted a net gain of (1.36)% in December.  Highest grossing commodities for the Agricultural Sector Series’ performance in December were sugar, rubber, orange juice, oats and cotton.

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

Agricultural Sector Series

During the third quarter of 2009, the Agricultural Sector Series achieved a net realized and unrealized loss of $251,233 from its trading operations, which is net of brokerage commissions of $6,659.  The Agricultural Sector Series incurred total expenses of $35,730, including $17,722 in Management Fees (paid to the Managing Member), $4,678 in Servicing Fees (paid to selling agents) and $13,330 in operating expenses.  The Agricultural Sector Series earned $5,382 in interest income.

The Agricultural Sector Series posted a net gain of 1.16% in July. Highest grossing commodities for the Agricultural Sector Series’ performance in July were rubber, cocoa, orange juice, coffee and azuki beans.

The Agricultural Sector Series posted a net loss of (2.58)% in August. Highest grossing commodities for the Agricultural Sector Series’ performance in August were sugar, wool, rubber, rice and canola.

The Agricultural Sector Series posted a net loss of (1.07)% in September. Highest grossing commodities for the Agricultural Sector Series’ performance in September were cocoa, wool, lean hogs, cotton and coffee.

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

The Total Index Series posted a net gain of 1.7% in April. The agricultural and metals sectors posted gains of 1.15% and 1.03%, respectively, while the energy sector posted a loss of (0.51)%.  Highest grossing commodities for the Total Index Series’ performance in April were tin, nickel, cotton, soybean meal and soybeans.

The Total Index Series posted a net gain of 15.0% in May. All three sectors, agricultural, energy and metals, posted gains of 3.18%, 9.96% and 1.88%, respectively. Highest grossing commodities for the Total Index Series’ performance in May were crude oil, brent crude, RBOB gasoline, silver and heating oil.

The Total Index Series posted a net loss of (1.3)% in June. The energy and metals sectors posted gains of 1.68% and 0.04%, respectively, while the agricultural sector posted a loss of (3.37)%.  Highest grossing commodities for the Total Index Series’ performance in June were aluminum, sugar, nickel, barley and azuki beans.

Agricultural Sector Series

During the second quarter of 2009, the Agricultural Sector Series achieved a net realized and unrealized gain of $279,200 from its trading operations, which is net of brokerage commissions of $9,516.  The Agricultural Sector Series incurred total expenses of $36,806, including $18,263 in Management Fees (paid to the Managing Member), $5,215 in Servicing Fees (paid to selling agents) and $13,328 in operating expenses.  The Agricultural Sector Series earned $8,475 in interest income.

The Agricultural Sector Series posted a net gain of 3.21% in April. Highest grossing commodities for the Agricultural Sector Series’ performance in April were cotton, soybean meal, soybeans, sugar and soybean oil.

The Agricultural Sector Series posted a net gain of 10.16% in May. Highest grossing commodities for the Agricultural Sector Series’ performance in May were oats, wheat, coffee, orange juice and lumber.

The Agricultural Sector Series posted a net loss of (10.04)% in June. Highest grossing commodities for the Agricultural Sector Series’ performance in June were sugar, barley, azuki beans, live cattle and lumber.

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

The Total Index Series posted a net gain of 5.0% in March. All three sectors, agricultural, energy and metals, posted gains of 1.76%, 1.72%, and 1.42%, respectively.  Highest grossing commodities for the Total Index Series’ performance in March were crude oil, copper, corn, brent oil and lead.

Agricultural Sector Series

During the first quarter of 2009, the Agricultural Sector Series achieved a net realized and unrealized loss of $1,655,988 from its trading operations, which is net of brokerage commissions of $11,928.  The Agricultural Sector Series incurred total expenses of $34,808, including $17,575 in Management Fees (paid to the Managing Member), $4,371 in Servicing Fees (paid to selling agents) and $12,862 in operating expenses.  The Agricultural Sector Series earned $46,977 in interest income.

The Agricultural Sector Series posted a net loss of (3.04)% in January. Highest grossing commodities for the Agricultural Sector Series’ performance in January were orange juice, sugar, coffee, cocoa and soybean meal.

The Agricultural Sector Series posted a net loss of (8.06)% in February. Highest grossing commodities for the Agricultural Sector Series’ performance in February were sugar, rice, lean hogs, rubber and live cattle.

The Agricultural Sector Series posted a net gain of 4.88% in March. Highest grossing commodities for the Agricultural Sector Series’ performance in March were corn, lean hogs, lumber, orange juice and soybeans.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Company trades in futures, and may trade in forward and swap, contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Company at the same time, the Company could experience substantial losses.  Because the Company is designed to replicate the Index, or a Sub-Index, the Managing Member adjusts the Company’s portfolio only as necessary to accommodate expirations in particular commodity futures contracts and to adjust overall position size for changes resulting from subscriptions and withdrawals to the Company.  The Managing Member does not exercise discretion over the positions the Company maintains.  Consequently, the Managing Member does not apply risk management techniques in its trading decisions.  The Company  initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.  The Company maintains approximately 90% of the Company’s assets in cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions, for which the Managing Member believes the market-risk to be minimal.

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

Contractual Obligations

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts.  All such contracts are settled by offset, not delivery.  The Financial Statements of the Company present Condensed Schedules of Investments setting forth net unrealized appreciation (depreciation) of the Company’s open futures and other contracts at December 31, 2010 and December 31, 2009.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.   Financial Statements and Supplementary Data

The Company’s financial statements for the fiscal years ended December 31, 2010 and 2009, as required by this item, are included as Exhibit 13.01 to this report.  Disclosure of Supplementary Data is not required.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

PAM, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Company and each Series as of the end of the period covered by this annual report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s or any of the Series’ internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, PAM’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

           PAM is responsible for establishing and maintaining adequate internal control over the financial reporting of each Series individually, as well as the Company as a whole. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. PAM’s internal control over financial reporting includes those policies and procedures that:

           •   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of each Series individually, as well as the Company as a whole;

 •   provide reasonable assurance that transactions are recorded as necessary to permit preparation of each Series’, as well as the Company’s, financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of each Series individually, as well as the Company as a whole, are being made only in accordance with authorizations of PAM’s management and directors; and

 •   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of each Series individually, as well as the Company as a whole, that could have a material effect on the Series’ or the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

           The management of PAM assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Company as a whole, as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2010, PAM’s internal control over financial reporting with respect to each Series individually, as well as the Company as a whole, is effective based on those criteria.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a, b)  Identification of Directors and Executive Officers

The Company has no officers, directors or employees.  The Company’s affairs are managed by PAM.  Trading decisions are made by PAM on behalf of the Company.

The executive officers of PAM and their business backgrounds are as follows.

Walter Thomas Price III, 70, is the chairman, president and a director of PAM.  He has been a registered principal and an associated person of PAM since March 3, 1999. Mr. Price founded PFG, an introducing broker, and has been its president, chief executive officer, principal and associated person since June 29, 1995.  He is also president, registered principal and associated person of Price Capital Markets Inc., a registered commodity trading advisor, with which he has been affiliated since February 1997 and where he is responsible for overseeing all trading decisions.  Mr. Price is a principal since July 28, 2004 and an associated person since October 18, 2004 of the Marketing Representative.  Mr. Price is also chief executive officer and managing member of Beeland Management Company, L.L.C. (“Beeland”), a commodity pool operator registered with the NFA since August 2003.  Mr. Price has also been registered as an associated person with Beeland since June 6, 2005 and as a principal with Beeland since August 7, 2003.  He is a graduate of the University of Texas and is also a licensed Financial Industry Regulatory Authority, Inc. (“FINRA”) principal.

 Allen D. Goodman, 41, is the chief financial officer of PAM, which he joined in March 2001.  Mr. Goodman has been registered as a principal of PAM since June 15, 2001.  Mr. Goodman has also been a principal of Beeland since July 6, 2004 and PFG since April 21, 2008.  Mr. Goodman holds a B.A. degree from the University of Wisconsin and a M.S.A. in Accounting from DePaul University.

Roxanne Bennett, 52, is the executive vice president and director of PAM, which she joined in February 2007.  Ms. Bennett became an associated person of PAM on April 24, 2007 and became a principal on May 8, 2007.

In her capacity as director, Ms. Bennett concentrates on the development and marketing of investment products offered by PAM and its affiliates.  Ms. Bennett is responsible for overseeing the day-to-day activity of PAM.  Ms. Bennett is also an associated person (since April 24, 2007) of PFG.  Prior to joining PAM, Ms. Bennett was a director with UBS Securities LLC (“UBS”), a bank owned FCM, from September 2006 to February 2007.  From January 1997 until the purchase of ABN AMRO Inc. by UBS Securities LLC in September 2006, Ms. Bennett was a director of ABN AMRO Incorporated, a bank owned FCM, and ABN AMRO Clearing and Management Services Inc., a registered commodity pool operator and commodity trading advisor (collectively “ABN AMRO”).  At ABN AMRO, Ms. Bennett was responsible for the development and distribution of alternative investment products and was a member of the investment committee selecting commodity trading advisors and hedge funds for asset allocations. In addition, Ms. Bennett oversaw the day-to-day administration and risk management for various alternative investment products.

Susanna Jung, 39, is the executive vice president and chief operating officer of PAM.  Ms. Jung was registered as principal and associated person of PAM on October 6, 2009.  She also has been a registered associated person of PFG since May 3, 2004 and a principal since October 12, 2006.  Ms. Jung has been an employee of PFG since March 31, 1997.  Ms. Jung’s responsibilities with PAM include oversight of compliance, internal accounting and overall administrative policies.  Ms. Jung is also the coordinator of all internal IT related matters.  Ms. Jung currently holds her Series 7 & 63 Securities Broker license with the Marketing Representative.

Krishnan Seshadri, 61, is an officer of PAM.  Mr. Seshadri joined PAM in March 2007 and was registered as an associated person of PAM on April 24, 2007, a principal of PAM on March 1, 2010 and an associated person of PFG on April 24, 2007.  He is responsible for PAM’s day to day internal fund administration and accounting.  Prior to joining PAM, Mr. Seshadri was an associated person of UBS from September 30, 2006 until March 9, 2007 and served as an associate director of UBS from October 2006 to March 2007 where he was responsible for overseeing the administration and fund accounting for various funds sponsored by UBS.  In September 2006, UBS acquired ABN AMRO Incorporated where Mr. Seshadri was an associated person from April 29, 2003 until September 30, 2006 and a vice-president from September 1999 to September 2006.  At ABN AMRO Incorporated, Mr. Seshadri was responsible for overseeing the administration and fund accounting for various funds sponsored by ABN AMRO Incorporated.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a, b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)   Section 16(a) Beneficial Ownership Reporting Compliance

Each of the Managing Owner, Messrs. Price and Goodman and Ms. Bennett filed a Form 3 on or before June 26, 2009 and have not acquired any Company securities since that date.  Ms. Jung filed her Form 3 on March 25, 2010, a late filing.  Ms. Jung holds no Company securities and the number of transactions not reported on a timely basis is 0.

(h)   Code of Ethics

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

(i)   Audit Committee Financial Expert

Because the Company has no employees, officers or directors, the Company has no audit committee.  The Company is managed by the Managing Member.  Allen D. Goodman, Chief Financial Officer, serves as the Managing Member’s “audit committee financial expert.”  Mr. Goodman is not independent of the management of the Managing Member.  The Managing Member is a privately owned corporation managed by its shareholders.  It has no independent directors.

Item 11.  Executive Compensation

The Company itself has no officers, directors or employees.  None of the principals of PAM receive compensation from the Company.  Each Series pays the Managing Member in respect of each Member in the Series, monthly in arrears, a management fee equal to 0.054167 of 1% of the month-end net asset value of each Member’s capital account in a Series (a 0.65% annual rate).  Each Series pays the Managing Member in respect of each Member in the Series, monthly in arrears, a support services fee equal to 0.0083 of 1% of the month-end net asset value of each Member’s capital account in a Series (a 0.10% annual rate).

The principals of PAM are compensated by an affiliate in their respective positions.  The principals receive no compensation from the Company.  The Company has no compensation plans or arrangements relating to a change in control of the Company.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

All of the Company’s managing member interest is held by PAM.

 (b)   Security Ownership of Management

The Company has no officers or directors.  Under the terms of the Operating Agreement, the Company’s affairs are managed by PAM, which has discretionary authority over the Company’s trading.  As of February 28, 2011, PAM’s interest in the Total Index Series was valued at $43,793.92, which constituted 0.01% of the Total Index Series’ total assets.  As of February 28, 2011, PAM’s interest in the Agricultural Sector Series was valued at $46,918.34, which constituted 0.25% of the Agricultural Sector Series’ total assets.

As of February 28, 2011, PAM’s principals did not beneficially own Company Interests.

(c)   Changes in Control

There are no arrangements in place the operation of which would result in a change of control of the Company.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The Company has no directors, officers or employees and is managed by PAM.  PAM is managed by its principals, none of whom is independent of PAM.  Price Holdings, Inc. owns 100% of PAM, PFG and the Marketing Representative, but does not participate in making any trading or operational decisions for the Company or any Series.   Price Holdings, Inc. ESOP, an “employee stock ownership plan,” holds 100% of the stock of Price Holdings, Inc. for the benefit of its employees, including Mr. Price and Mr. Goodman.

The Company paid PAM $1,686,487 in management fees for the year ended December 31, 2010 and $169,968 in support services fees for the year ended December 31, 2010.  The Company paid PAM $904,114 in management fees for the year ended December 31, 2009.  PAM anticipates that a substantial majority of the support services fee will be used to pay broker-dealers for distribution related services to the Company such as hosting distribution platforms or providing custody solutions and thus will not be retained by PAM.

PFG, in its capacity as the IB for the Company, receives from MFG, the Company’s clearing broker, a portion of the brokerage commissions paid by the Company to MFG.  PAM shares a portion of the management fees it receives with the Marketing Representative which may share such fees with its eligible registered representatives.

The Company has not and does not make any loans to PAM, its affiliates, their respective officers, directors or employees or the immediate family members of any of the foregoing, or to any entity, trust or other estate in which any of the foregoing has any interest, or to any other person.

None of PAM, its affiliates, their respective officers, directors and employees or the immediate family members of any of the foregoing, or any entity trust or other estate in which any of the foregoing has any interest has, to date, sold any asset, directly or indirectly, to the Company.

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by McGladrey & Pullen, LLP (“M&P”), the Company’s independent registered public accountant, in connection with their audit of the Company’s financial statements and in connection with the statutory and regulatory filings for the years ended December 31, 2010 and 2009 were approximately $112,000 and $87,100, respectively.

(2)           Audit-Related Fees

There were no audit-related fees for professional services rendered by M&P for the benefit of the Company for the years ended December 31, 2010 and 2009.

(3)           Tax Fees

The aggregate fees for professional services rendered by RSM McGladrey, Inc. (“RSM”), an associated entity of M&P, for the benefit of the Company for the years ended December 31, 2010 and 2009 were approximately $53,500 and $42,500 respectively.  The fees paid were for the federal and state tax returns as well as for the preparation of Schedule K-1s for Members.

(4)           All Other Fees

There were no other fees for professional services rendered by M&P or RSM for the benefit of the Company for the years ended December 31, 2010 and 2009.

 (5)           Pre-Approval Policies

The Managing Member pre-approves the engagement of the Company’s auditor for all services to be provided by the auditor.  The Managing Member has determined that the payments made to M&P and RSM for these services during 2010 and 2009 are compatible with maintaining the independence of M&P and RSM.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description
3.1	Third Amended and Restated Limited Liability Company Agreement of RICI® Linked – PAM Advisors Fund, LLC
13.01	Report of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2011.

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

Title with
Signature	Managing Member	Date

/s/Walter Thomas Price III	Principal Executive Officer	March 30, 2011
Walter Thomas Price III

/s/Allen D. Goodman	Principal Financial and Accounting	March 30, 2011
Allen D. Goodman	Officer

/s/Roxanne Bennett	Director	March 30, 2011
Roxanne Bennett

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the directors of Price Asset Management, Inc.)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

3.1	Third Amended and Restated Limited Liability Company Agreement of RICI® Linked – PAM Advisors Fund, LLC

13.01	Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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