Form 10-Q
period 2011-03-31
RICI Linked - PAM Advisors Fund, LLC
filed 2011-05-16
CIK 1462567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following unaudited financial statements of RICI® Linked – PAM Total Index Series, RICI® Linked - PAM Agricultural Sector Series, and RICI® Linked - PAM Energy Sector Series, each a series of RICI® Linked – PAM Advisors Fund, LLC, as well as the consolidated, unaudited financial statements of RICI® Linked – PAM Advisors Fund, LLC, are included in Item 1:

RICI ® Linked - PAM Advisors Fund, LLC
Statements of Financial Condition
March 31, 2011 (Unaudited) and December 31, 2010 (Audited)

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Assets

Equity in broker trading account
Cash	$36,464,901	$14,326,003	$2,806,004	$1,061,906	$-	$-	$39,270,905	$15,387,909
Net unrealized gain (loss) on open futures contracts	6,658,706	20,897,933	185,218	1,791,496	-	-	6,843,924	22,689,429
	43,123,607	35,223,936	2,991,222	2,853,402	-	-	46,114,829	38,077,338

Cash and cash equivalents	15,410,521	26,361,701	618,821	886,273	14,555	14,555	16,043,897	27,262,529
Investments							-
Government-sponsored enterprise securities, at fair value	322,890,990	282,847,260	15,495,840	13,489,960	-	-	338,386,830	296,337,220
Mutual funds, at fair value	402,955	329,030	77,632	575,299	-	-	480,587	904,329
Interest receivable	1,173	1,480	20	111	-	-	1,193	1,591

Total assets	$381,829,246	$344,763,407	$19,183,535	$17,805,045	$14,555	$14,555	$401,027,336	$362,583,007

Liabilities and Members' Equity (Net Assets)

Accrued operating expenses	$144,633	$182,020	$24,446	$37,549	$14,555	$14,555	$183,634	$234,124
Management fee payable to Managing Member	204,272	178,285	10,195	9,565	-	-	214,467	187,850
Support services fee payable	31,410	27,414	1,568	1,471	-	-	32,978	28,885
Servicing fee payable to selling agent	37,063	32,142	8,391	7,099	-	-	45,454	39,241
Withdrawals payable	2,251,015	3,346,945	134,876	130,892	-	-	2,385,891	3,477,837
Subscriptions received in advance	4,497,645	15,378,230	286,444	60,000	-	-	4,784,089	15,438,230
	7,166,038	19,145,036	465,920	246,576	14,555	14,555	7,646,513	19,406,167
Members' equity (net assets)	374,663,208	325,618,371	18,717,615	17,558,469	-	-	393,380,823	343,176,840

Total liabilities and members' equity (net assets)	$381,829,246	$344,763,407	$19,183,535	$17,805,045	$14,555	$14,555	$401,027,336	$362,583,007

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Advisors Fund, LLC
Condensed Schedule of Investments
March 31, 2011 (Unaudited)

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members' Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members' Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members' Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members' Equity (Net Assets)
Futures contracts *
United States
Agriculture	$1,605,045	0.43%	$184,739	0.99%	$-	-%	$1,789,784	0.45%
Energy	2,999,136	0.80	-	-	-	-	2,999,136	0.76
Metals	869,965	0.23	-	-	-	-	869,965	0.22
Total futures contracts - United States	5,474,146	1.46	184,739	0.99	-	-	5,658,885	1.43
Foreign
Agriculture	(129,201)	(0.03)	479	**	-	-	(128,722)	(0.03)
Energy	743,475	0.20	-	-	-	-	743,475	0.19
Softs	570,286	0.15	-	-	-	-	570,286	0.14
Total futures contracts- Foreign	1,184,560	0.32	479	**	-	-	1,185,039	0.30
Total futures contracts	$6,658,706	1.78%	$185,218	0.99%	$-	-%	$6,843,924	1.73%

Government-sponsored enterprise securities			Percent of			Percent of			Percent of			Percent of
			Members'			Members'			Members'			Members'
			Equity			Equity			Equity			Equity
United States	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)
Federal Home Loan Bank
$ 20,000,000 discount note, due 04/06/2011	$19,977,250	$20,000,000	5.34%	$-	$-	-%	$-	$-	-%	$19,977,250	$20,000,000	5.08%
$ 5,000,000 discount note, due 04/07/2011	4,994,283	5,000,000	1.33	-	-	-	-	-	-	4,994,283	5,000,000	1.27
$ 1,000,000 discount note, due 04/07/2011	-	-	-	998,857	1,000,000	5.34	-	-	-	998,857	1,000,000	0.25
$ 10,000,000 discount note, due 05/18/2011	9,992,650	9,999,300	2.67	-	-	-	-	-	-	9,992,650	9,999,300	2.54
$ 10,000,000 discount note, due 06/15/2011	9,992,750	9,998,100	2.67	-	-	-	-	-	-	9,992,750	9,998,100	2.54
$ 33,000,000 discount note, due 06/22/2011	32,959,062	32,993,070	8.81	-	-	-	-	-	-	32,959,062	32,993,070	8.39
$ 6,000,000 discount note, due 06/22/2011	-	-	-	5,992,593	5,998,740	32.02	-	-	-	5,992,593	5,998,740	1.52
$ 25,000,000 discount note, due 06/23/2011	24,984,333	24,994,750	6.67	-	-	-	-	-	-	24,984,333	24,994,750	6.35
$ 2,000,000 discount note, due 06/23/2011	-	-	-	1,998,747	1,999,580	10.68	-	-	-	1,998,747	1,999,580	0.51
$ 34,000,000 discount note, due 06/28/2011	33,962,978	33,992,520	9.07	-	-	-	-	-	-	33,962,978	33,992,520	8.64
$ 3,000,000 discount note, due 07/25/2011	2,998,037	2,998,950	0.80	-	-	-	-	-	-	2,998,037	2,998,950	0.76
$ 54,000,000 discount note, due 07/26/2011	53,922,976	53,981,100	14.41	-	-	-	-	-	-	53,922,976	53,981,100	13.72
$ 5,000,000 discount note, due 07/26/2011	-	-	-	4,993,778	4,998,250	26.68	-	-	-	4,993,778	4,998,250	1.27
$ 20,000,000 discount note, due 07/27/2011	19,987,250	19,992,800	5.34	-	-	-	-	-	-	19,987,250	19,992,800	5.08
$ 1,000,000 discount note, due 07/27/2011	-	-	-	999,362	999,640	5.34	-	-	-	999,362	999,640	0.25

U.S.Treasury Bills
$ 34,000,000 Treasury bill due 05/12/2011	33,971,908	33,998,300	9.07	-	-	-	-	-	-	33,971,908	33,998,300	8.64
$ 35,000,000 Treasury bill due 09/15/2011	34,976,562	34,974,100	9.33	-	-	-	-	-	-	34,976,562	34,974,100	8.89
$ 500,000 Treasury bill due 09/15/2011	-	-	-	499,686	499,630	2.67	-	-	-	499,686	499,630	0.13
$ 20,000,000 Treasury bill due 09/22/2011	19,986,049	19,984,000	5.33	-	-	-	-	-	-	19,986,049	19,984,000	5.08
$ 20,000,000 Treasury bill due 09/22/2011	19,985,922	19,984,000	5.33	-	-	-	-	-	-	19,985,922	19,984,000	5.08
Total Government-sponsored enterprise securities	$322,692,010	$322,890,990	86.17%	$15,483,023	$15,495,840	82.73%	$-	$-	-%	$338,175,033	$338,386,830	85.99%
Mutual funds
United States
AIM Government & Agency
Portfolio Institutional (402,955 shares)	$402,955	$402,955	0.11%	$-	$-	-%	$-	$-	-%	$402,955	$402,955	0.10%
AIM Government & Agency
Portfolio Institutional (77,632 shares)	-	-	-	77,632	77,632	0.41	-	-	-	77,632	77,632	0.02

Total mutual funds	$402,955	$402,955	0.11%	$77,632	$77,632	0.41%	$-	$-	-%	$480,587	$480,587	0.12%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.
** Represents less than 0.01% of members' equity (net assets).
The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC
Condensed Schedule of Investments
December 31, 2010 (Audited)

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members' Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members' Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members' Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members' Equity (Net Assets)
Futures contracts *
United States
Agriculture	$11,473,080	3.52%	$1,712,614	9.76%	$-	-%	$13,185,694	3.84%
Energy	2,003,177	0.62	-	-	-	-	2,003,177	0.58
Metals	2,411,320	0.74	-	-	-	-	2,411,320	0.70
Total futures contracts - United States	15,887,577	4.88	1,712,614	9.76	-	-	17,600,191	5.12
Foreign
Agriculture	537,685	0.17	78,882	0.44	-	-	616,567	0.18
Energy	1,262,395	0.39	-	-	-	-	1,262,395	0.37
Metals	3,210,276	0.99	-	-	-	-	3,210,276	0.94
Total futures contracts - Foreign	5,010,356	1.55	78,882	0.44	-	-	5,089,238	1.49
Total futures contracts	$20,897,933	6.43%	$1,791,496	10.20%	$-	-%	$22,689,429	6.61%

Government-Sponsored enterprise securities

United States	Cost	Fair Value	Percent of Members' Equity (Net Assets)	Cost	Fair Value	Percent of Members' Equity (Net Assets)	Cost	Fair Value	Percent of Members' Equity (Net Assets)	Cost	Fair Value	Percent of Members' Equity (Net Assets)
Federal Home Loan Bank
$ 10,000,000 discount note, due 01/20/2011	$9,996,533	$9,999,800	3.07%	$-	$-	-%	$-	$-	-%	$9,996,533	$9,999,800	2.91%
$ 10,000,000 discount note, due 02/23/2011	9,993,121	9,998,900	3.07	-	-	-	-	-	-	9,993,121	9,998,900	2.91
$ 3,000,000 discount note, due 02/23/2011	2,998,095	2,999,670	0.92	-	-	-	-	-	-	2,998,095	2,999,670	0.87
$ 20,000,000 discount note, due 03/23/2011	19,979,000	19,995,600	6.14	-	-	-	-	-	-	19,979,000	19,995,600	5.83
$ 20,000,000 discount note, due 03/25/2011	19,978,000	19,995,400	6.14	-	-	-	-	-	-	19,978,000	19,995,400	5.83
$ 20,000,000 discount note, due 04/06/2011	19,977,250	19,994,400	6.14	-	-	-	-	-	-	19,977,250	19,994,400	5.83
$ 5,000,000 discount note, due 04/07/2011	4,994,283	4,998,550	1.54	-	-	-	-	-	-	4,994,283	4,998,550	1.46
$ 1,000,000 discount note, due 04/07/2011	-	-	-	998,857	999,710	5.69	-	-	-	998,857	999,710	0.29
$ 10,000,000 discount note, due 05/18/2011	9,992,650	9,995,100	3.07	-	-	-	-	-	-	9,992,650	9,995,100	2.91
$ 33,000,000 discount note, due 06/22/2011	32,959,062	32,974,920	10.13	-	-	-	-	-	-	32,959,062	32,974,920	9.61
$ 6,000,000 discount note, due 06/22/2011				5,992,593	5,995,440	34.15	-	-	-	5,992,593	5,995,440	1.75
$ 34,000,000 discount note, due 06/28/2011	33,962,978	33,973,480	10.43	-	-	-	-	-	-	33,962,978	33,973,480	9.90
$ 34,000,000 discount note, due 07/26/2011	33,951,342	33,965,320	10.43	-	-	-	-	-	-	33,951,342	33,965,320	9.90
$ 20,000,000 discount note, due 07/26/2011	19,971,633	19,979,600	6.14	-	-	-	-	-	-	19,971,633	19,979,600	5.82
$ 5,000,000 discount note, due 07/26/2011	-	-	-	4,993,778	4,994,900	28.45	-	-	-	4,993,778	4,994,900	1.46
Federal National Mortgage Association
$ 10,000,000 discount note, due 02/01/2011	9,995,417	9,999,400	3.07	-	-	-	-	-	-	9,995,417	9,999,400	2.91
$ 1,500,000 discount note, due 02/01/2011	-	-	-	1,499,306	1,499,910	8.54	-	-	-	1,499,306	1,499,910	0.44
U.S.Treasury Bills
$ 20,000,000 Treasury bill due 03/24/2011	19,983,408	19,994,800	6.14	-	-	-	-	-	-	19,983,408	19,994,800	5.83
$ 34,000,000 Treasury bill due 05/12/2011	33,971,908	33,982,320	10.44	-	-	-	-	-	-	33,971,908	33,982,320	9.90
Total Government-sponsored enterprise securities	$282,704,680	$282,847,260	86.87%	$13,484,534	$13,489,960	76.83%	$-	$-	-%	$296,189,214	$296,337,220	86.36%
Mutual funds
United States
AIM Government & Agency
Portfolio Institutional (329,030 shares)	$329,030	$329,030	0.10%	$-	$-	-%	$-	$-	-%	$329,030	$329,030	0.10%
AIM Government & Agency
Portfolio Institutional (575,299 shares)	-	-	-	575,299	575,299	3.28	-	-	-	575,299	575,299	0.17
Total mutual funds	$329,030	$329,030	0.10%	$575,299	$575,299	3.28%	$-	$-	-%	$904,329	$904,329	0.27%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.
The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC
Statements of Operations
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Realized and unrealized gains (losses) on investments
Realized gains (losses) on futures contracts	$47,286,906	$(2,855,794)	$2,553,824	$(1,232,549)	$-	$(36,024)	$49,840,730	$(4,124,367)
Realized gains (losses) on securities	76,426	-	694	-	-	-	77,120	-
Change in unrealized gains (losses) on open futures contracts	(14,239,227)	(578,264)	(1,606,278)	(594,453)	-	61,885	(15,845,505)	(1,110,832)
Change in unrealized gains (losses) on securities	56,401	24,939	7,391	3,182	-	446	63,792	28,567
Brokerage commissions	(152,534)	(110,231)	(9,998)	(14,796)	-	(1,577)	(162,532)	(126,604)
Net realized and unrealized gain (loss) on investments	33,027,972	(3,519,350)	945,633	(1,838,616)	-	24,730	33,973,605	(5,333,236)

Investment income
Interest income	19,291	30,297	808	2,090	-	574	20,099	32,961

Expenses
Management fees	591,976	290,508	30,281	26,956	-	4,699	622,257	322,163
Operating expenses	123,184	106,835	12,313	12,297	-	6,578	135,497	125,710
Support services fee	91,024	-	4,656	-	-	-	95,680	-
Servicing fees	37,063	28,550	8,391	4,322	-	-	45,454	32,872
	843,247	425,893	55,641	43,575	-	11,277	898,888	480,745

Net investment loss	(823,956)	(395,596)	(54,833)	(41,485)	-	(10,703)	(878,789)	(447,784)
Net income (loss)	$32,204,016	$(3,914,946)	$890,800	$(1,880,101)	$-	$14,027	$33,094,816	$(5,781,020)

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Advisors Fund, LLC
Statement of Changes in Members' Equity (Net Assets)
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Total Index Series			Agricultural Sector Series			Energy Sector Series			Total for RICI ® Linked - PAM Advisors Fund, LLC
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Members' equity (net assets) December 31, 2010	$40,880	$325,577,491	$325,618,371	$43,751	$17,514,718	$17,558,469	$-	$-	$-	$84,631	$343,092,209	$343,176,840
Subscriptions, net	-	25,517,143	25,517,143	-	883,142	883,142	-	-	-	-	26,400,285	26,400,285
Withdrawals	-	(8,676,322)	(8,676,322)	-	(614,796)	(614,796)	-	-	-	-	(9,291,118)	(9,291,118)
Net income	3,943	32,200,073	32,204,016	2,345	888,455	890,800	-	-	-	6,288	33,088,528	33,094,816

Members' equity (net assets) March 31, 2011	$44,823	$374,618,385	$374,663,208	$46,096	$18,671,519	$18,717,615	$-	$-	$-	$90,919	$393,289,904	$393,380,823

Members' equity (net assets) December 31, 2009	$34,479	$168,020,505	$168,054,984	$32,183	$10,071,867	$10,104,050	$-	$-	$-	$66,662	$178,092,372	$178,159,034
Subscriptions, net	-	29,918,835	29,918,835	-	9,787,845	9,787,845	-	3,000,000	3,000,000	-	42,706,680	42,706,680
Withdrawals	-	(1,874,964)	(1,874,964)	-	(364,563)	(364,563)	-	-	-	-	(2,239,527)	(2,239,527)
Net income (loss)	(844)	(3,914,102)	(3,914,946)	(3,206)	(1,876,895)	(1,880,101)	-	14,027	14,027	(4,050)	(5,776,970)	(5,781,020)

Members' equity (net assets) March 31, 2010	$33,635	$192,150,274	$192,183,909	$28,977	$17,618,254	$17,647,231	$-	$3,014,027	$3,014,027	$62,612	$212,782,555	$212,845,167

The accompanying notes are an integral part of these financial statements.

RICI ® Linked – PAM Advisors Fund, LLC

Notes to Financial Statements

Note. 1  Nature of Operations and Significant Accounting Policies

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

Series of membership interests: The Company is currently offering four series (each, a Series) of limited liability company interests (Interests): the RICI® Linked – PAM Total Index Series (Total Index Series), the RICI® Linked – PAM Agricultural Sector Series (Agricultural Sector Series), the RICI® Linked – PAM Energy Sector Series (Energy Sector Series), and the RICI® Linked – PAM Metals Sector Series (Metals Sector Series). Each Series invests substantially all of its assets in derivative contracts representing the commodity positions contained in the Rogers International Commodity Index® (Index), or a sub-index thereof. Each Series is designed to be a portfolio diversification option - not a complete investment program - for sophisticated investors seeking exposure to commodities. Currently, three Series have commenced trading, the Total Index Series, which began trading May 8, 2007, the Agricultural Sector Series, which began trading February 1, 2008, and the Energy Sector Series, which began trading January 1, 2010. At the end of July 2010, all the investors in the Energy Sector Series redeemed out of that Series, however, the Energy Sector Series has not been closed.

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

Total Index Series: trading is comprised of three commodity product sectors encompassing 38 markets worldwide.

Agricultural Sector Series: trading is comprised of one commodity product sector encompassing 22 agricultural markets worldwide.

Energy Sector Series: trading is comprised of one commodity product sector encompassing 6 energy markets worldwide.

Metals Sector Series: trading is comprised of one commodity product sector encompassing 10 metals markets worldwide.

Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Withdrawals payable:  Withdrawals approved by Price Asset Management, Inc. (the Managing Member) prior to month end with a fixed effective date and fixed amount are recorded as withdrawals payable as of month end.

Ongoing offering expenses:  Ongoing offering expenses are charged to expense as incurred.

Income taxes:  No provision for income taxes has been made in these financial statements because members are individually responsible for reporting income or loss based on their respective shares in the Company’s income and expenses as reported for income tax purposes.

The Financial Accounting Standards Board (FASB) provides guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements.  The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  For the periods ended March 31, 2011 and 2010 management has determined that there are no material uncertain income tax positions.

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

RICI ® Linked – PAM Advisors Fund, LLC

Note. 2  Fair Value of Financial Instruments

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

The following table summarizes the Company’s assets measured at fair value on a recurring basis within the fair value hierarchy as of:

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Description	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1

Equity in broker trading account
Futures contracts	$6,658,706	$20,897,933	$185,218	$1,791,496	$-	$-	$6,843,924	$22,689,429
Cash and cash equivalents
Money market funds	187,957	173,142	-	-	-	-	187,957	173,142
Investments
Government-sponsored enterprise securities	322,890,990	282,847,260	15,495,840	13,489,960	-	-	338,386,830	296,337,220
Mutual funds	402,955	329,030	77,632	575,299	-	-	480,587	904,329
	$330,140,608	$304,247,365	$15,758,690	$15,856,755	$-	$-	$345,899,298	$320,104,120

RICI ® Linked – PAM Advisors Fund, LLC

Note 2.  Fair Value of Financial Instruments (Continued)

At March 31, 2011 and December 31, 2010 the Company had no Level 2 or Level 3 assets or liabilities.

In addition, substantially all of the Company's other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Note. 3  Derivative Instruments

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

Total Index Series

As of March 31, 2011 and December 31, 2010 the Total Index Series’ derivative contracts had the following impact on the statement of financial condition:

	Contract Risk	Location	Asset Derivatives March 31, 2011	Liability Derivatives March 31, 2011	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$3,142,438	$(1,666,594)	$1,475,844
Energy			3,742,745	(134)	3,742,611
Metals			4,822,418	(3,382,167)	1,440,251

			$11,707,601	$(5,048,895)	$6,658,706

	Contract risk	Location	Asset Derivatives December 31, 2010	Liability Derivatives December 31, 2010	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$12,043,365	$(32,599)	$12,010,766
Energy			3,311,524	(45,953)	3,265,571
Metals			10,616,348	(4,994,752)	5,621,596

			$25,971,237	$(5,073,304)	$20,897,933

For the three months ended March 31, 2011 and 2010 the Total Index Series’ derivative contracts had the following impact on the statement of operations:

RICI ® Linked – PAM Advisors Fund, LLC

Note 3.  Derivative Instruments (Continued)

		Three months ended March 31, 2011
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$17,004,837	$(10,639,082)	$6,365,755
Energy		22,969,499	477,040	23,446,539
Metals		7,312,570	(4,077,185)	3,235,385

		$47,286,906	$(14,239,227)	$33,047,679

		Three months ended March 31, 2010
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Agriculture		$(3,975,189)	$(2,425,233)	$(6,400,422)
Energy		42,722	1,484,167	1,526,889
Metals		1,076,673	362,802	1,439,475

		$(2,855,794)	$(578,264)	$(3,434,058)

For the three months ended March 31, 2011 and 2010, the monthly average number of futures contracts bought and sold was approximately 7,599 and 6,037, respectively.

Agricultural Sector Series

As of March 31, 2011 and December 31, 2010 the Agricultural Sector Series’ derivative contracts had the following impact on the statement of financial condition:

RICI ® Linked – PAM Advisors Fund, LLC

Note 3.  Derivative Instruments (Continued)

			Three months ended March 31, 2010
	Contract Risk	Location	Asset Derivatives March 31, 2011	Liability Derivatives March 31, 2011	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$450,295	$(265,077)	$185,218
Energy			-	-	-
Metals			-	-	-

			$450,295	$(265,077)	$185,218

	Contract risk	Location	Asset Derivatives December 31, 2010	Liability Derivatives December 31, 2010	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$1,796,274	$(4,778)	$1,791,496
Energy			-	-	-
Metals			-	-	-

			$1,796,274	$(4,778)	$1,791,496

For the three months ended March 31, 2011 and 2010 the Agricultural Sector Series’ derivative contracts had the following impact on the statement of operations:

		Three months ended March 31, 2011
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$2,553,824	$(1,606,278)	$947,546
Energy		-	-	-
Metals		-	-	-

		$2,553,824	$(1,606,278)	$947,546

		Three months ended March 31, 2010
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Agriculture		$(1,232,549)	$(594,453)	$(1,827,002)
Energy		-	-	-
Metals		-	-	-

		$(1,232,549)	$(594,453)	$(1,827,002)

RICI ® Linked – PAM Advisors Fund, LLC

Note 3.  Derivative Instruments (Continued)

For the three months ended March 31, 2011 and 2010, the monthly average number of futures contracts bought and sold was approximately 428 and 671, respectively.

Energy Sector Series

As of March 31, 2011 and December 31, 2010 the Energy Sector Series’ derivative contracts had no impact on the statement of financial condition.

For the three months ended March 31, 2011 the Energy Sector Series’ derivative contracts had no impact on the statement of operations.

For the three months ended March 31, 2010 the Energy Sector Series’ derivative contracts had the following impact on the statement of operations:

		Three months ended March 31, 2010
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Agriculture		$-	$-	$-
Energy		(36,024)	61,885	25,861
Metals		-	-	-

		$(36,024)	$61,885	$25,861

For the three months ended March 31, 2010, the monthly average number of futures contracts bought and sold was approximately 75.

Note 4.  Equity in Broker Trading Account

Cash and financial instruments held at the Company’s clearing broker collateralize amounts due to the clearing broker, if any, and may serve to satisfy regulatory or clearing broker margin requirements.  The Company earns interest on its assets deposited with the broker.  At March 31, 2011 and December 31, 2010, the following amounts of cash and futures contracts were held at the clearing broker to satisfy margin requirements.

	March 31, 2011	December 31, 2010

Total Index Series	$25,329,229	$21,752,248
Agricultural Sector Series	1,471,774	1,284,994
Energy Sector Series	-	-

Note 5.  Subscriptions, Withdrawals, and Distributions

The minimum initial subscription for the Company in an individual Series for new investors is $25,000. For existing investors in the Company, the minimum additional subscription amount is $10,000. Subscriptions will be effective at the opening of business on the first day of trading of the next calendar month. The Managing Member may, in its absolute discretion, accept or reject subscriptions, in whole or in part, and waive the minimum investment amounts.

Non-managing members may withdraw some or all of their interest in the Company as of the end of any calendar month upon five business days prior written notice. Withdrawals from any Series made prior to the end of the sixth full calendar month following a non-managing member's initial investment in such Series are subject to a withdrawal charge, payable to the relevant Series, equal to 1 percent of the amount withdrawn, provided that such charge will not apply if the withdrawal results from a request to exchange Interests in one Series for Interests in another Series. The Managing Member may defer or suspend withdrawal rights under certain circumstances.

RICI ® Linked – PAM Advisors Fund, LLC

Note 5. Subscriptions, Withdrawals, and Distributions (Continued)

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

The Managing Member will maintain a capital account balance in each Series sufficient for such Series to be treated as a partnership for federal income tax purposes (which may be $0) and may make withdrawals from its capital accounts without notice to the non-managing members.  The Managing Member is not subject to the Managing Member's management fee, but will otherwise bear its proportionate share of each Series’ expenses.

Note 7. Fees and Expenses

Each Series pays the Managing Member in respect of each non-managing member in the Series, monthly in arrears, a management fee equal to 0.054167 of 1% of the month-end Net Asset Value of each non-managing member’s capital account in a Series (a 0.65% annual rate). The Managing Member may waive or reduce its management fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction. There were no waived management fees for the three months ended March 31, 2011 and 2010. The management fees for the three months ended March 31, 2011 and 2010 were as follows and are reflected in the statements of operations.

	March 31, 2011	March 31, 2010

Total Index Series	$591,976	$290,508
Agricultural Sector Series	30,281	26,956
Energy Sector Series	-	4,699

Beginning June 1, 2010, each Series began to pay the Managing Member in respect of each non-managing member in the Series, monthly in arrears, a support services fee equal to 0.0083 of 1% of the month-end Net Asset Value of each non-managing member’s capital account in a Series (a 0.10% annual rate). The Managing Member may waive or reduce its support services fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction.  The Managing Member anticipates that a substantial majority of the support services fee will be used to pay broker-dealers for distribution related services to the Company such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member. The support services fees for the three months ended March 31, 2011 and 2010 were as follows and are reflected in the statements of operations.

	March 31, 2011	March 31, 2010

Total Index Series	$91,024	$-
Agricultural Sector Series	4,656	-
Energy Sector Series	-	-

Non-managing members in a Series introduced to the Company by their selling agents are charged a monthly servicing fee of up to 1% per annum as agreed, or as otherwise agreed between the non-managing member and such non-managing member’s selling agent. The servicing fee is deducted from a non-managing member’s capital account and paid to such non-managing member’s selling agent monthly in arrears based on the month-end Net Asset Value of such non-managing member’s capital account. Non-managing members introduced through qualified advisors, including the marketing representative, Uhlmann Price Securities, LLC, will not be charged a servicing fee. Uhlmann Price Securities, LLC, an affiliate of the Managing Member, will be paid its introducing fee by the Managing Member without reimbursement from a Series or the Company. The Series incurred the following amount of servicing fees to the selling agents for the periods ended March 31, 2011 and 2010, respectively.

RICI ® Linked – PAM Advisors Fund, LLC

Note 7.  Fees and Expenses (Continued)

	March 31, 2011	March 31, 2010

Total Index Series	$37,063	$28,550
Agricultural Sector Series	8,391	4,322
Energy Sector Series	-	-

Non-managing members introduced to the Company by selling agents may also be charged an up-front sales commission up to 1% of such investment, or as otherwise agreed between the investor and such investor’s selling agent. Sales commissions for the periods ended March 31, 2011 and 2010 were as follows.

	March 31, 2011	March 31, 2010

Total Index Series	$9,295	$13,500
Agricultural Sector Series	4,489	7,331
Energy Sector Series	-	-

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

The Price Futures Group, Inc. (PFG), a related party to the Managing Member through common management, acts as the introducing broker for the Company, whereby certain accounts of the Company are introduced to the Company’s clearing broker. A portion of the brokerage fee paid by the Company for clearing transactions is paid to PFG by the clearing broker.

Note 8.  Trading Activities and Related Risks

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

RICI ® Linked – PAM Advisors Fund, LLC

Note 9.  Financial Highlights

Financial highlights for non-managing members of each Series for the three months ended March 31, 2011 and 2010 are as follows:

	Total Index Series				Agricultural Sector Series				Energy Sector Series
	Three months ended March 31,				Three months ended March 31,				Three months ended March 31,
	2011 (Unaudited)		2010 (Unaudited)		2011 (Unaudited)		2010 (Unaudited)		2011 (Unaudited)	2010 (Unaudited)

Total Return	9.43%		(2.62	) %	5.12%		(10.13	) %	-%	0.47%
Ratios to average members' equity (net assets)
Total expenses (1) (3)	0.95%		0.95%		1.21%		1.01%		-%	1.56%
Net investment loss (2) (3)	(0.93	) %	(0.88	) %	(1.20	) %	(0.96	) %	-%	(1.48	) %

(1) The ratio of operating expenses to average members' equity (net asset) values does not include brokerage commissions.
(2)  Net investment loss does not include net realized and unrealized gains and losses and the related brokerage commissions of the Series.
(3)  Annualized

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

The total returns and ratios exclude the effects of any 1 percent sales fees charged by the selling agents.

Note 10. Indemnifications

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

Note 11. Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2011, the statements of operations for the three months ended March 31, 2011 and 2010 and changes in members’ equity (net assets) for the three months ended March 31, 2011 and 2010 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of March 31, 2011, results of operations for the three months ended March 31, 2011 and 2010 and changes in members’ equity (net asset) for the three months ended March 31, 2011 and 2010.  The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K as filed with the SEC.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

Note 12. Subsequent Events (Continued)

Subsequent to March 31, 2011, subscriptions and withdrawals of interests were as follows:

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals
April	$5,797,858	$2,391,669	$285,580	$938,636	$-	$-	$6,083,438	$3,330,305
May	3,325,319	-	10,000	-	-	-	3,335,319	-

Total	$9,123,177	$2,391,669	$295,580	$938,636	$-	$-	$9,418,757	$3,330,305

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

RICI® Linked – PAM Advisors Fund, LLC (the “Company”) is currently offering four series (each, a “Series”) of limited liability company interests: the RICI® Linked – PAM Total Index Series (the “Total Index Series”), the RICI® Linked – PAM Agricultural Sector Series (the “Agricultural Sector Series”), the RICI® Linked – PAM Energy Sector Series (the “Energy Sector Series”), and the RICI® Linked – PAM Metals Sector Series (the “Metals Sector Series”).  The Total Index Series, Agricultural Sector Series and Energy Sector Series commenced operations on May 8, 2007, February 7, 2008 and January 1, 2010, respectively.  The Energy Sector Series temporarily ceased operations after paying out withdrawal proceeds with respect to the July 31, 2010 withdrawal date.  The Metals Sector Series has not yet commenced operations.

For the avoidance of doubt, the Company is organized as a “series” limited liability company such that, pursuant to Section 18-215(b) of the Delaware Limited Liability Company Act (the “Act”), the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Series shall be enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Accordingly, the assets of one Series of the Company include only those funds and other assets that are paid to, held by or distributed to the Company on account of and for the benefit of that Series, including, without limitation, funds delivered to the Company for investment in that Series.

LIQUIDITY

The Company generally holds approximately 90% of its assets as cash, cash equivalents in U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions.  The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses.  Price Asset Management, Inc. (the “Managing Member”) will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the futures trading, the Company’s assets are highly liquid and are expected to remain so.  During its operations through March 31, 2011, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

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

Critical Accounting Estimates

The Company’s securities and derivative financial instruments are recorded at fair value.  The fair values of exchange-traded futures contracts are based upon exchange settlement prices.  Fair value of non-exchange traded futures contracts is based on third-party quoted dealer values on the Interbank market.  Shares of mutual funds, which include money market funds, are valued at the net asset value based on quoted market prices.  Government-sponsored enterprise securities are stated at cost plus accrued interest, which approximates fair value based on quoted market prices for identical assets in an active market.

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

Three Months ended March 31, 2011

Total Index Series

During the first quarter of 2011, the Total Index Series achieved a net realized and unrealized gain of $33,027,972 from its trading operations, which is net of brokerage commissions of $152,534.  The Total Index Series incurred total expenses of $843,247, including $591,976 in Management Fees (paid to the Managing Member), $37,063 in Servicing Fees (paid to selling agents), $123,184 in operating expenses, and $91,024 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Total Index series earned $19,291 in interest income.  An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain
Agricultural	1.96%
Energy	6.73%
Metals	0.93%

Total Portfolio	9.62%

The Total Index Series posted a net gain of 3.3% in January. The agricultural and energy sectors posted gains of 2.06% and 1.29%, respectively, while the metals sector posted a loss of (0.04)%.  Highest grossing commodities for the Total Index Series’ performance in January were cotton, rubber, tin, lean hogs and nickel.

The Total Index Series posted a net gain of 3.9% in February. All three sectors, agricultural, energy and metals posted gains of 0.54%, 2.38% and 0.98%, respectively.  Highest grossing commodities for the Total Index Series’ performance in February were silver, cotton, gas oil, brent oil and coffee.

The Total Index Series posted a net gain of 2.4% in March. The energy sector posted a gain of 3.04% while the agricultural and metals sectors posted losses of (0.61)% and (0.01)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in March were silver, greasy wool, WTI crude, natural gas and RBOB gasoline.

Agricultural Sector Series

During the first quarter of 2011, the Agricultural Sector Series achieved a net realized and unrealized gain of $945,633 from its trading operations, which is net of brokerage commissions of $9,998.  The Agricultural Sector Series incurred total expenses of $55,641, including $30,281 in Management Fees (paid to the Managing Member), $8,391 in Servicing Fees (paid to selling agents), $12,313 in operating expenses, and $4,656 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Agricultural Sector series earned $808 in interest income.

The Agricultural Sector Series posted a net gain of 5.52% in January. Highest grossing commodities for the Agricultural Sector Series’ performance in January were cotton, rubber, lean hogs, greasy wool and cocoa.

The Agricultural Sector Series posted a net gain of 1.48% in February. Highest grossing commodities for the Agricultural Sector Series’ performance in February were cotton, coffee, cocoa, corn and orange juice.

The Agricultural Sector Series posted a net loss of (1.83)% in March. Highest grossing commodities for the Agricultural Sector Series’ performance in March were greasy wool, rapeseed, live cattle, cotton and lean hogs.

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

Energy Sector Series

During the first quarter of 2010, the Energy Sector Series achieved a net realized and unrealized gain of $24,730 from its trading operations, which is net of brokerage commissions of $1,577.  The Energy Sector Series incurred total expenses of $11,277, including $4,699 in Management Fees (paid to the Managing Member), $0 in Servicing Fees (paid to selling agents) and $6,578 in operating expenses.  The Energy Sector Series earned $574 in interest income.

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

CONTRACTUAL OBLIGATIONS

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts.  All such contracts are settled by offset, not delivery.  The Financial Statements of the Company present a Condensed Schedule of

Investments setting forth net unrealized appreciation (depreciation) of the open futures and other contracts at March 31, 2011 and December 31, 2010.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.          CONTROLS AND PROCEDURES

The Managing Member, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Company and each Series as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Company and each Series.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 1A.       RISK FACTORS

Risk of Loss.  An investor in the Company (an “Investor”) may incur significant losses on an investment in the Company.  The Managing Member cannot provide any assurance that Investors will not lose all or substantially all of their investment.

Futures and Forward Contract Trading Is Volatile.  Trading in the futures and forward markets typically results in volatile performance.  Several occasions in the recent past have witnessed sudden and major reversals in these markets, resulting in major losses for traders.

Highly Leveraged Trading.    Commodity futures contracts are traded on margin, which typically range from about 2% to 20% of the value of the contracts.  The average margin is less than 10% of the value of the contract.  Low margin provides a large amount of leverage, i.e., commodity contracts for a large number of units (bushels, pounds, etc.) of a commodity, having a value substantially greater than the margin, may be traded for a relatively small amount of money. The use of leverage can magnify both profits and losses.

Markets May Be Illiquid or Disrupted.     Most United States futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily limits.”  During a single trading day, no trades may be executed in such contracts at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent a Series from executing trades and subject a Series to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-United States exchanges and in the forward currency markets is not subject to daily limits, although such trading is also subject to periods of significant illiquidity.

Speculative Position Limits May Alter Investment Decisions for the Company. The CFTC has established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts.  Exchanges also have established such limits.  In January 2011, the CFTC proposed a separate position limits regime for 28 so-called “exempt” (i.e., metal and energy) and agricultural futures and option contacts and their economically equivalent swap transactions.  All accounts controlled by the Managing Member, including the account of each Series, are combined for speculative position limit purposes.  If positions in those accounts were to approach the level of the particular speculative position limit, such limits could cause a modification of the Managing Member’s investment decisions for each Series or force liquidation of certain futures positions.

Failure of Brokerage Firms and Forward and Swaps Market Participants.     The Commodity Exchange Act requires a clearing broker to segregate all funds received from such broker’s customers in respect of futures (but not forward) transactions from such broker’s proprietary funds.  If any of a Series’ commodity brokers were not to do so to the full extent required by law, or in the event of a substantial default by one or more of such broker’s other customers, the assets of a Series might not be fully protected in the event of the bankruptcy of such broker.  Furthermore, in the event of such a bankruptcy, a Series would be limited to recovering only a pro rata share of all available funds segregated on behalf of the affected commodity broker’s combined customer accounts, even though certain property specifically traceable to a Series (for example, United States Treasury bills or cash deposited by a Series with such broker) was held by such broker.  Commodity broker bankruptcies have occurred in which customers were not able to recover from the broker’s estate the full amount of their funds on deposit with such broker and owing to them.  Commodity broker bankruptcies are not insured by any governmental agency, and Investors would not have the benefit of any protection such as that afforded customers of bankrupt securities broker-dealers by the Securities Investors Protection Corporation.

Each Series intends to hold no more than 20% of its assets at CFTC-registered commodity brokers within customer segregated accounts.  The remainder will be held at one or more major federally chartered banks.

In respect of its forward or swaps trading, if any, a Series is subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the principals or agents with or through which a Series trades.  Any failure or refusal to discharge their contractual obligations by the counterparties with which a Series deals on the forward or swaps markets, whether due to insolvency, bankruptcy or other causes, could subject a Series to substantial losses.  The Series intend to deal in the forward and swaps markets only with counterparties which the Managing Member considers to be creditworthy.  However, defaults have occurred in the forward and swaps markets, and the risk of such defaults cannot be eliminated from a Series’ trading.

None of the CFTC, NFA, futures exchanges or banking authorities currently regulate forward trading with respect to “eligible contract participants” such as the Series.  Because a Series may trade in the forward markets, prospective investors must recognize that this portion of a Series’ activity takes place in unregulated markets rather than on futures exchanges subject to the jurisdiction of the CFTC or other regulatory bodies.  While the forward markets are well established, it is impossible to predict how, given certain unusual market scenarios, the unregulated nature of these markets might affect a Series.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the CFTC is interpreting that definition in such a manner that each Series may no longer be permitted to engage in currency forward transactions by directly accessing the interbank market.  Rather, when the Reform Act goes into effect in July 2011, each Series may be limited to engaging in “retail forex transactions” which could limit each Series’ potential currency forward counterparties to futures commission merchants (“FCM”) and retail foreign exchange dealers.  Thus, limiting each Series’ potential currency forward counterparties could lead to each Series bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  The “retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with whom each Series may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom each Series currently engages for its currency forward transactions.  The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the Managing Member would otherwise recommend, to the possible detriment of each Series.

Forwards, Swaps and Other Derivatives are Subject to Varying CFTC Regulation.  Enacted in July 2010, the Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act will require that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Over-the-counter trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC- or CFTC-mandated margin requirements.  The regulators also have broad discretion to impose margin requirements on non-cleared over-the-counter derivatives.  Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” the Company does not expect to be able to rely on such exemptions.  In addition, the over-the-counter derivative dealers with which the Series may execute the majority of their over-the-counter derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such dealers will be subject to clearing and margin requirements notwithstanding whether the Company is subject to such requirements.  Over-the-counter derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as they currently are allowed to do.  This will further increase the dealers’ costs, which costs are expected to be passed through to other market participants in the form of higher fees and less favorable dealer marks.

The SEC and CFTC may also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the over-the-counter markets to be executed through a regulated securities, futures, or swap exchange or execution facility.  Such requirements may make it more difficult and costly for investment funds, including the Series, to enter into highly tailored or customized transactions.

Over-the-counter derivative dealers and major over-the-counter derivatives market participants will be required to register with the SEC and/or CFTC.  Dealers and major participants will be subject to minimum capital and margin requirements.  These requirements may apply irrespective of whether the over-the-counter derivatives in question are exchange-traded or cleared.  Over-the-counter derivatives dealers will also be subject to new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens.  These requirements may increase the overall costs for over-the-counter derivative dealers, which are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer marks.  The overall impact of the Reform Act on the Company is highly uncertain and it is unclear how the over-the-counter derivatives markets will adapt to this new regulatory regime.

Although the Reform Act will require many over-the-counter derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, certain of the derivatives that may be traded by a Series may remain principal-to-principal or over-the-counter contracts between such Series and third parties entered into privately.  The risk of counterparty nonperformance can be significant in the case of these over-the-counter instruments, and “bid-ask” spreads may be unusually wide in these heretofore substantially unregulated markets.  While the Reform Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Reform Act is fully implemented, a process that may take several years.  To the extent not mitigated by implementation of the Reform Act, if at all, the risks posed by such instruments and techniques, which can be extremely complex and may involve leveraging of the Series’ assets, include:  (1) credit risks (the exposure to the possibility of loss resulting from a counterparty’s failure to meet its financial obligations); (2) market risk (adverse movements in the price of a financial asset or commodity); (3) legal risks (the characterization of a transaction or a party’s legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could preempt otherwise enforceable contract rights); (4) operational risk (inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risk (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative); (7) systemic risk (the risk that financial difficulties in one institution or a major market disruption will cause uncontrollable financial harm to the financial system); (8) concentration risk (exposure to losses from the concentration of closely related risks such as exposure to a particular industry or exposure linked to a particular entity); and (9) settlement risk (the risk faced when one party to a transaction has performed its obligations under a contract but has not yet received value from its counterparty).

Trading on Futures Exchanges outside the United States.     The Managing Member trades on futures exchanges outside the United States on behalf of a Series.  Trading on such exchanges is not regulated by any United States government agency and may involve certain risks not applicable to trading on United States exchanges.  For example, some foreign exchanges are “principals’ markets” in which performance is the responsibility only of the individual member with whom a Series has traded, not that of the exchange or a clearing facility.  In such cases, a Series will be subject to the risk that the Member with whom the Series has traded is unable or unwilling to perform its obligations under the transaction.  Trading on foreign exchanges also involves the additional risks of expropriation, burdensome or confiscatory taxation, moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect a Series’ trading activities.  In trading on foreign exchanges, a Series is also subject to the risk of changes in the exchange rates between the United States dollar and the currencies in which the foreign contracts are settled.

Failure of Futures Commission Merchants.  FCMs are required to segregate assets pursuant to CFTC regulations.  If the assets of a Series were not so segregated, a Series would be subject to the risk of the failure of such FCMs.  Even given proper segregation, in the event of the insolvency of an FCM, a Series may be subject to a risk of loss of its funds and would be able to recover only a pro rata share (together with all other commodity customers of such FCM) of assets, such as United States Treasury bills, specifically traceable to the account of a Series and its Investors.  In commodity broker insolvencies, customers have, in fact, been unable to recover from the broker’s estate the full amount of their “customer”

funds.  In addition, under certain circumstances, such as the inability of another client of an FCM or the FCM itself to satisfy substantial deficiencies in such other client’s account, a client may be subject to a risk of loss of the funds on deposit with the FCM, even if such funds are properly segregated.  In the case of any such bankruptcy or client loss, a client might recover only a pro rata share of all property available for distribution to all of the FCM’s clients or possibly, nothing at all.

A Bankruptcy Court Could Find the Assets of One Series to be Available to Offset the Liabilities of the Other Series.  The Company is organized as a limited liability company pursuant to Section 18-215 (“Section 18-215”) of the Act, with separate series of limited liability company interests and assets.  Section 18-215 provides that, if certain conditions (as set forth in Section 18-215) are met, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series shall be enforceable only against the assets of such series and not against the assets of the limited liability company generally or any other series.  Accordingly, the assets of one Series of the Company include only those funds and other assets that are paid to, held by or distributed to the Company on account of and for the benefit of that Series, including, without limitation, funds delivered to the Company for the purchase of Interests in that Series.  However, the limitations on inter-series liability provided by Section 18-215 have never been tested in court.  Thus there is a risk that a court, and in particular, a Bankruptcy Court, could determine that the assets of one Series should be applied to meet the liabilities of the other Series or the liabilities of the Company generally where the assets of such other Series or of the Company generally are insufficient to meet its liabilities.

Termination of License to the Index and of Trading Activities.   The Company has been granted a license to use the Index pursuant to a sub-licensing arrangement with Beeland Management Company, L.L.C. (“Beeland”). If Beeland’s license to the Index were to terminate, or the licensing arrangement with the Company were to otherwise terminate, and if the Company was not able to otherwise license the use of the Index, the Company will terminate the offering of its Interests and, if a Series were to experience sufficient withdrawals such that its assets were not sufficient to trade the Index or relevant Sub-Index, such Series would terminate its trading activities, possibly incurring losses in doing so.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first fiscal quarter of 2011, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: January: $15,576,900; February: $1,877,827; and March: $8,062,416.

During the first fiscal quarter of 2011, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts: January: $59,400; February: $132,403; and March: $691,339.

During the first fiscal quarter of 2011, the Energy Sector Series issued no Interests.

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

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended March 31, 2011:

Date of Closing	Total Amount of Withdrawals
January 31, 2011	$3,150,834
February 28, 2011	$3,274,473
March 31, 2011	$2,251,015

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended March 31, 2011:

Date of Closing	Total Amount of Withdrawals
January 31, 2011	$435,460
February 28, 2011	$44,461
March 31, 2011	$134,875

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

Date: May 16, 2011	RICI® Linked – PAM Advisors Fund, LLC
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