Form 10-Q
period 2011-06-30
RICI Linked - PAM Advisors Fund, LLC
filed 2011-08-15
CIK 1462567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following unaudited financial statements of RICI® Linked – PAM Total Index Series, RICI® Linked - PAM Agricultural Sector Series, and RICI® Linked - PAM Energy Sector Series, each a series of RICI® Linked – PAM Advisors Fund, LLC, as well as the consolidated, unaudited financial statements of RICI® Linked – PAM Advisors Fund, LLC, are included in Item 1:

RICI ® Linked - PAM Advisors Fund, LLC

Statements of Financial Condition

June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Assets

Equity in broker trading account
Cash	$52,580,007	$14,326,003	$4,270,931	$1,061,906	$—	$—	$56,850,938	$15,387,909
Net unrealized gain (loss) on open futures contracts	(14,068,551)	20,897,933	(1,408,196)	1,791,496	—	—	(15,476,747)	22,689,429

	38,511,456	35,223,936	2,862,735	2,853,402	—	—	41,374,191	38,077,338

Cash and cash equivalents	5,932,948	26,361,701	594,805	886,273	3,290	14,555	6,531,043	27,262,529
Investments
Government-sponsored enterprise securities, at fair value	281,964,280	282,847,260	11,498,250	13,489,960	—	—	293,462,530	296,337,220
Mutual funds, at fair value	3,438,641	329,030	1,079,700	575,299	—	—	4,518,341	904,329
Interest receivable	242	1,480	10	111	—	—	252	1,591

Total assets	$329,847,567	$344,763,407	$16,035,500	$17,805,045	$3,290	$14,555	$345,886,357	$362,583,007

Liabilities and Members’ Equity (Net Assets)

Accrued operating expenses	$116,332	$182,020	$23,666	$37,549	$3,290	$14,555	$143,288	$234,124
Management fee payable to Managing Member	176,308	178,285	8,643	9,565	—	—	184,951	187,850
Support services fee payable	27,110	27,414	1,329	1,471	—	—	28,439	28,885
Servicing fee payable to selling agent	37,294	32,142	8,093	7,099	—	—	45,387	39,241
Withdrawals payable	1,697,567	3,346,945	256,948	130,892	—	—	1,954,515	3,477,837
Subscriptions received in advance	4,173,420	15,378,230	10,000	60,000	—	—	4,183,420	15,438,230

	6,228,031	19,145,036	308,679	246,576	3,290	14,555	6,540,000	19,406,167

Members’ equity (net assets)	323,619,536	325,618,371	15,726,821	17,558,469	—	—	339,346,357	343,176,840

Total liabilities and members’ equity (net assets)	$329,847,567	$344,763,407	$16,035,500	$17,805,045	$3,290	$14,555	$345,886,357	$362,583,007

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

June 30, 2011 (Unaudited)

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)
Futures contracts *
United States
Agriculture	$(9,492,518)	(2.93)%	$(1,321,220)	(8.40)%	$—	—%	$(10,813,738)	(3.19)%
Energy	(1,482,318)	(0.46)	—	—	—	—	(1,482,318)	(0.44)
Metals	(1,034,570)	(0.32)	—	—	—	—	(1,034,570)	(0.30)

Total futures contracts - United States	(12,009,406)	(3.71)	(1,321,220)	(8.40)	—	—	(13,330,626)	(3.93)

Foreign
Agriculture	(186,993)	(0.06)	(86,976)	(0.55)	—	—	(273,969)	(0.08)
Energy	7,640	* *	—	—	—	—	7,640	* *
Metals	(1,879,792)	(0.58)	—	—	—	—	(1,879,792)	(0.55)

Total futures contracts - Foreign	(2,059,145)	(0.64)	(86,976)	(0.55)	—	—	(2,146,121)	(0.63)

Total net unrealized gain (loss) on open futures contracts	$(14,068,551)	(4.35)%	$(1,408,196)	(8.95)%	$—	—%	$(15,476,747)	(4.56)%

Government- sponsored enterprise securities	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)
United States
Federal Home Loan Bank
$ 3,000,000 discount note, due 07/25/2011	$2,998,037	$2,999,970	0.93%	$—	$—	—%	$—	$—	—%	$2,998,037	$2,999,970	0.88%
$ 54,000,000 discount note, due 07/26/2011	53,922,976	53,999,460	16.69	—	—	—	—	—	—	53,922,976	53,999,460	15.91
$ 5,000,000 discount note, due 07/26/2011	—	—	—	4,993,778	4,999,950	31.79	—	—	—	4,993,778	4,999,950	1.47
$ 20,000,000 discount note, due 07/27/2011	19,987,250	19,999,800	6.18	—	—	—	—	—	—	19,987,250	19,999,800	5.89
$ 1,000,000 discount note, due 07/27/2011	—	—	—	999,362	999,990	6.36	—	—	—	999,362	999,990	0.29
U.S. Treasury Bills
$ 35,000,000 Treasury bill due 09/15/2011	34,976,562	34,998,600	10.81	—	—	—	—	—	—	34,976,562	34,998,600	10.31
$ 500,000 Treasury bill due 09/15/2011	—	—	—	499,686	499,980	3.18	—	—	—	499,686	499,980	0.15
$ 20,000,000 Treasury bill due 09/22/2011	19,986,049	19,998,800	6.18	—	—	—	—	—	—	19,986,049	19,998,800	5.89
$ 20,000,000 Treasury bill due 09/22/2011	19,985,922	19,998,800	6.18	—	—	—	—	—	—	19,985,922	19,998,800	5.89
$ 35,000,000 Treasury bill due 10/13/2011	34,981,807	34,996,850	10.81	—	—	—	—	—	—	34,981,807	34,996,850	10.31
$ 1,000,000 Treasury bill due 10/13/2011	—	—	—	999,503	999,910	6.36	—	—	—	999,503	999,910	0.29
$ 10,000,000 Treasury bill due 10/20/2011	9,994,363	9,998,900	3.09	—	—	—	—	—	—	9,994,363	9,998,900	2.95
$ 45,000,000 Treasury bill due 11/10/2011	44,985,786	44,990,100	13.90	—	—	—	—	—	—	44,985,786	44,990,100	13.26
$ 500,000 Treasury bill due 11/10/2011	—	—	—	499,847	499,890	3.18	—	—	—	499,847	499,890	0.15
$ 10,000,000 Treasury bill due 12/15/2011	9,994,950	9,996,300	3.09	—	—	—	—	—	—	9,994,950	9,996,300	2.95
$ 20,000,000 Treasury bill due 12/22/2011	19,991,265	19,991,600	6.18	—	—	—	—	—	—	19,991,265	19,991,600	5.89
$ 3,500,000 Treasury bill due 12/22/2011	—	—	—	3,498,478	3,498,530	22.25	—	—	—	3,498,478	3,498,530	1.03
$ 10,000,000 Treasury bill due 12/29/2011	9,995,497	9,995,100	3.09	—	—	—	—	—	—	9,995,497	9,995,100	2.95

Total Government-sponsored enterprise securities	$281,800,464	$281,964,280	87.13%	$11,490,654	$11,498,250	73.12%	$—	$—	—%	$293,291,118	$293,462,530	86.46%

Mutual funds
United States
AIM Government & Agency
Portfolio Institutional (3,438,641 shares)	$3,438,641	$3,438,641	1.06%	$—	$—	—%	$—	$—	—%	$3,438,641	$3,438,641	1.01%
AIM Government & Agency
Portfolio Institutional (1,079,700 shares)	—	—	—	1,079,700	1,079,700	6.87	—	—	—	1,079,700	1,079,700	0.32

Total mutual funds	$3,438,641	$3,438,641	1.06%	$1,079,700	$1,079,700	6.87%	$—	$—	—%	$4,518,341	$4,518,341	1.33%

*	No individual futures contract position constituted greater than 1% of members’ equity (net assets).

Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.01% of members’ equity (net assets).

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

December 31, 2010 (Audited)

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)
Futures contracts *
United States
Agriculture	$11,473,080	3.52%	$1,712,614	9.76%	$—	—%	$13,185,694	3.84%
Energy	2,003,177	0.62	—	—	—	—	2,003,177	0.58
Metals	2,411,320	0.74	—	—	—	—	2,411,320	0.70

Total futures contracts - United States	15,887,577	4.88	1,712,614	9.76	—	—	17,600,191	5.12

Foreign
Agriculture	537,685	0.17	78,882	0.44	—	—	616,567	0.18
Energy	1,262,395	0.39	—	—	—	—	1,262,395	0.37
Metals	3,210,276	0.99	—	—	—	—	3,210,276	0.94

Total futures contracts - Foreign	5,010,356	1.55	78,882	0.44	—	—	5,089,238	1.49

Total net unrealized gain (loss) on open futures contracts	$20,897,933	6.43%	$1,791,496	10.20%	$—	—%	$22,689,429	6.61%

Government- Sponsored enterprise securities	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)
United States
Federal Home Loan Bank
$ 10,000,000 discount note, due 01/20/2011	$9,996,533	$9,999,800	3.07%	$—	$—	—%	$—	$—	—%	$9,996,533	$9,999,800	2.91%
$ 10,000,000 discount note, due 02/23/2011	9,993,121	9,998,900	3.07	—	—	—	—	—	—	9,993,121	9,998,900	2.91
$ 3,000,000 discount note, due 02/23/2011	2,998,095	2,999,670	0.92	—	—	—	—	—	—	2,998,095	2,999,670	0.87
$ 20,000,000 discount note, due 03/23/2011	19,979,000	19,995,600	6.14	—	—	—	—	—	—	19,979,000	19,995,600	5.83
$ 20,000,000 discount note, due 03/25/2011	19,978,000	19,995,400	6.14	—	—	—	—	—	—	19,978,000	19,995,400	5.83
$ 20,000,000 discount note, due 04/06/2011	19,977,250	19,994,400	6.14	—	—	—	—	—	—	19,977,250	19,994,400	5.83
$ 5,000,000 discount note, due 04/07/2011	4,994,283	4,998,550	1.54	—	—	—	—	—	—	4,994,283	4,998,550	1.46
$ 1,000,000 discount note, due 04/07/2011	—	—	—	998,857	999,710	5.69	—	—	—	998,857	999,710	0.29
$ 10,000,000 discount note, due 05/18/2011	9,992,650	9,995,100	3.07	—	—	—	—	—	—	9,992,650	9,995,100	2.91
$ 33,000,000 discount note, due 06/22/2011	32,959,062	32,974,920	10.13	—	—	—	—	—	—	32,959,062	32,974,920	9.61
$ 6,000,000 discount note, due 06/22/2011	—	—	—	5,992,593	5,995,440	34.15	—	—	—	5,992,593	5,995,440	1.75
$ 34,000,000 discount note, due 06/28/2011	33,962,978	33,973,480	10.43	—	—	—	—	—	—	33,962,978	33,973,480	9.90
$ 34,000,000 discount note, due 07/26/2011	33,951,342	33,965,320	10.43	—	—	—	—	—	—	33,951,342	33,965,320	9.90
$ 20,000,000 discount note, due 07/26/2011	19,971,633	19,979,600	6.14	—	—	—	—	—	—	19,971,633	19,979,600	5.82
$ 5,000,000 discount note, due 07/26/2011	—	—	—	4,993,778	4,994,900	28.45	—	—	—	4,993,778	4,994,900	1.46
Federal National Mortgage Association
$ 10,000,000 discount note, due 02/01/2011	9,995,417	9,999,400	3.07	—	—	—	—	—	—	9,995,417	9,999,400	2.91
$ 1,500,000 discount note, due 02/01/2011	—	—	—	1,499,306	1,499,910	8.54	—	—	—	1,499,306	1,499,910	0.44
U.S. Treasury Bills
$ 20,000,000 Treasury bill due 03/24/2011	19,983,408	19,994,800	6.14	—	—	—	—	—	—	19,983,408	19,994,800	5.83
$ 34,000,000 Treasury bill due 05/12/2011	33,971,908	33,982,320	10.44	—	—	—	—	—	—	33,971,908	33,982,320	9.90

Total Government-sponsored enterprise securities	$282,704,680	$282,847,260	86.87%	$13,484,534	$13,489,960	76.83%	$—	$—	—%	$296,189,214	$296,337,220	86.36%

Mutual funds
United States
AIM Government & Agency
Portfolio Institutional (329,030 shares)	$329,030	$329,030	0.10%	$—	$—	—%	$—	$—	—%	$329,030	$329,030	0.10%
AIM Government & Agency
Portfolio Institutional (575,299 shares)	—	—	—	575,299	575,299	3.28	—	—	—	575,299	575,299	0.17

Total mutual funds	$329,030	$329,030	0.10%	$575,299	$575,299	3.28%	$—	$—	—%	$904,329	$904,329	0.27%

*	No individual futures contract position constituted greater than 1% of members’ equity (net assets).

Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Advisors Fund, LLC

Statements of Operations

For the Three Months and Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Total Index Series				Agricultural Sector Series				Energy Sector Series				Total for RICI ® Linked - PAM Advisors Fund, LLC
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Realized and unrealized gains (losses) on investments
Realized gains (losses) on futures contracts	$(7,739,981)	$(10,987,010)	$39,546,924	$(13,842,803)	$(526,201)	$(892,659)	$2,027,624	$(2,125,209)	$—	$(271,243)	$—	$(307,268)	$(8,266,182)	$(12,150,912)	$41,574,548	$(16,275,280)
Realized gains on securities	162,058	30,419	238,484	30,419	9,667	1,333	10,361	1,333	—	534	—	534	$171,725	$32,286	$248,845	$32,286
Change in unrealized gains (losses) on open futures contracts	(20,727,257)	(7,357,435)	(34,966,484)	(7,935,698)	(1,593,414)	579,330	(3,199,691)	(15,123)	—	(59,056)	—	2,829	(22,320,671)	(6,837,161)	(38,166,175)	(7,947,992)
Change in unrealized gains (losses) on securities	(35,165)	75,855	21,236	100,793	(5,221)	6,656	2,170	9,838	—	585	—	1,030	(40,386)	83,096	23,406	111,661
Brokerage commissions	(146,496)	(128,633)	(299,029)	(238,864)	(8,855)	(12,981)	(18,855)	(27,776)	—	(1,376)	—	(2,953)	(155,351)	(142,990)	(317,884)	(269,593)

Net realized and unrealized gain (loss) on investments	(28,486,841)	(18,366,804)	4,541,131	(21,886,153)	(2,124,024)	(318,321)	(1,178,391)	(2,156,937)	—	(330,556)	—	(305,828)	(30,610,865)	(19,015,681)	3,362,740	(24,348,918)

Investment income
Interest income	8,854	32,987	28,145	63,284	478	152	1,286	2,243	—	177	—	751	9,332	33,316	29,431	66,278

Expenses
Management fees	590,126	357,798	1,182,102	648,306	28,070	28,390	58,351	55,346	—	4,618	—	9,316	618,196	390,806	1,240,453	712,968
Operating expenses	112,135	105,374	235,319	212,208	12,591	12,291	24,904	24,587	—	6,606	—	13,184	124,726	124,271	260,223	249,979
Support services fee	90,739	18,722	181,763	18,722	4,316	1,346	8,972	1,346	—	209	—	209	95,055	20,277	190,735	20,277
Servicing fees	37,294	29,441	74,357	57,992	8,093	4,492	16,484	8,815	—	35	—	35	45,387	33,968	90,841	66,842

	830,294	511,335	1,673,541	937,228	53,070	46,519	108,711	90,094	—	11,468	—	22,744	883,364	569,322	1,782,252	1,050,066

Net investment loss	(821,440)	(478,348)	(1,645,396)	(873,944)	(52,592)	(46,367)	(107,425)	(87,851)	—	(11,291)	—	(21,993)	(874,032)	(536,006)	(1,752,821)	(983,788)

Net income (loss)	$(29,308,281)	$(18,845,152)	$2,895,735	$(22,760,097)	$(2,176,616)	$(364,688)	$(1,285,816)	$(2,244,788)	$—	$(341,847)	$—	$(327,821)	$(31,484,897)	$(19,551,687)	$1,609,919	$(25,332,706)

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Advisors Fund, LLC

Statement of Changes in Members’ Equity (Net Assets)

For the six months Ended June 30, 2011 and 2010 (Unaudited)

	Total Index Series			Agricultural Sector Series			Energy Sector Series			Total for RICI ® Linked - PAM Advisors Fund, LLC
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Members’ equity (net assets) December 31, 2010	$40,880	$325,577,491	$325,618,371	$43,751	$17,514,718	$17,558,469	$—	$—	$—	$84,631	$343,092,209	$343,176,840
Subscriptions, net	—	42,036,172	42,036,172	—	1,537,034	1,537,034	—	—	—	—	43,573,206	43,573,206
Withdrawals	—	(46,930,742)	(46,930,742)	—	(2,082,866)	(2,082,866)	—	—	—	—	(49,013,608)	(49,013,608)
Net income (loss)	403	2,895,332	2,895,735	(3,045)	(1,282,771)	(1,285,816)	—	—	—	(2,642)	1,612,561	1,609,919

Members’ equity (net assets) June 30, 2011	$41,283	$323,578,253	$323,619,536	$40,706	$15,686,115	$15,726,821	$—	$—	$—	$81,989	$339,264,368	$339,346,357

Members’ equity (net assets) December 31, 2009	$34,479	$168,020,505	$168,054,984	$32,183	$10,071,867	$10,104,050	$—	$—	$—	$66,662	$178,092,372	$178,159,034
Subscriptions, net	—	88,946,462	88,946,462	—	10,300,345	10,300,345	—	3,083,446	3,083,446	—	102,330,253	102,330,253
Withdrawals	—	(9,567,376)	(9,567,376)	—	(1,964,824)	(1,964,824)	—	(250,000)	(250,000)	—	(11,782,200)	(11,782,200)
Net income (loss)	(3,497)	(22,756,600)	(22,760,097)	(3,766)	(2,241,022)	(2,244,788)	—	(327,821)	(327,821)	(7,263)	(25,325,443)	(25,332,706)

Members’ equity (net assets) June 30, 2010	$30,982	$224,642,991	$224,673,973	$28,417	$16,166,366	$16,194,783	$—	$2,505,625	$2,505,625	$59,399	$243,314,982	$243,374,381

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

Note. 1 Nature of Operations and Significant Accounting Policies

RICI® Linked - PAM Advisors Fund, LLC (the Company) is a limited liability company organized under the Delaware Limited Liability Company Act. The Company engages in the speculative trading of commodity futures, options on futures, forward contracts and other derivatives on exchanges and markets located in the United States and abroad. These financial statements incorporate the financial condition, results of operations and changes in members’ equity (net assets) of the Company as a whole as well as each Series of membership interest in the Company.

The Company consists of four series (each, a Series) of limited liability company interests (Interests): the RICI® Linked – PAM Total Index Series (Total Index Series), the RICI® Linked – PAM Agricultural Sector Series (Agricultural Sector Series), the RICI® Linked – PAM Energy Sector Series (Energy Sector Series), and the RICI® Linked – PAM Metals Sector Series (Metals Sector Series). Each Series invests substantially all of its assets in derivative contracts representing the commodity positions contained in the Rogers International Commodity Index® (Index), or a sub-index thereof. Currently, three Series have commenced trading, the Total Index Series, which began trading May 8, 2007, the Agricultural Sector Series, which began trading February 1, 2008, and the Energy Sector Series, which began trading January 1, 2010. At the end of July 2010, all the investors in the Energy Sector Series redeemed out of that Series, however, the Energy Sector Series has not been closed.

The Company has been granted a license to use the Index pursuant to a sub-licensing arrangement. If the sub-license arrangement were to terminate and the Company lost use of the Index, the Company will not be able to raise additional capital.

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

Net asset value: “Net Asset Value” or “Net Assets” associated with each Series is the sum of all cash plus investments, at fair value, plus the liquidating value of all open commodity positions maintained by the Series, plus interest receivable and other assets, less all liabilities of the Series determined in accordance with GAAP.

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

Translation of foreign currencies: The Company’s functional currency is the U.S. dollar; however, it transacts business in foreign currencies. Investments denominated in foreign currencies are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in foreign currencies are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported as part of realized gains and losses in the statements of operations.

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

The Financial Accounting Standards Board (FASB) provides guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. For the periods ended June 30, 2011 and 2010 management has determined that there are no material uncertain income tax positions.

The Company is not subject to examination by U.S. Federal and state tax authorities for years before 2007.

Reclassifications: certain balances for the period ended June 30, 2010, have been reclassified to conform to current period presentation with no effect on results from operations.

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

New accounting pronouncements: In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This Accounting Standards Update (ASU) represents the converged guidance of the FASB and the International Accounting Standards Board (collectively, the Boards) on fair value measurement. The collective efforts of the Boards and their staffs have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments to the FASB Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company is currently assessing the impact of this ASU on its future consolidated financial statements.

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

The following table summarizes the Company’s assets measured at fair value on a recurring basis within the fair value hierarchy as of:

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Description	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1

Equity in broker trading account
Futures contracts	$(14,068,551)	$20,897,933	$(1,408,196)	$1,791,496	$—	$—	$(15,476,747)	$22,689,429
Cash and cash equivalents
Money market funds	186,718	173,142	—	—	—	—	186,718	173,142
Investments
Government-sponsored enterprise securities	281,964,280	282,847,260	11,498,250	13,489,960	—	—	293,462,530	296,337,220
Mutual funds	3,438,641	329,030	1,079,700	575,299	—	—	4,518,341	904,329

	$271,521,088	$304,247,365	$11,169,754	$15,856,755	$—	$—	$282,690,842	$320,104,120

Note 2. Fair Value of Financial Instruments (Continued)

At June 30, 2011 and December 31, 2010 the Company had no Level 2 or Level 3 assets or liabilities.

In addition, substantially all of the Company’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

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

Total Index Series

As of June 30, 2011 and December 31, 2010 the Total Index Series’ derivative contracts had the following impact on the statement of financial condition:

	Contract Risk	Location	Asset Derivatives June 30, 2011	Liability Derivatives June 30, 2011	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$1,370,557	$(11,050,068)	$(9,679,511)
Energy			487,540	(1,962,218)	(1,474,678)
Metals			3,551,728	(6,466,090)	(2,914,362)

			$5,409,825	$(19,478,376)	$(14,068,551)

	Contract risk	Location	Asset Derivatives December 31, 2010	Liability Derivatives December 31, 2010	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$12,043,365	$(32,599)	$12,010,766
Energy			3,311,524	(45,953)	3,265,571
Metals			10,616,348	(4,994,752)	5,621,596

			$25,971,237	$(5,073,304)	$20,897,933

Note 3. Derivative Instruments (Continued)

For the three and six months ended June 30, 2011 and 2010 the Total Index Series’ derivative contracts had the following impact on the statement of operations:

		Six months ended June 30, 2011
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$13,539,748	$(21,794,437)	$(8,254,689)
Energy		16,362,187	(4,740,250)	11,621,937
Metals		9,644,989	(8,431,797)	1,213,192

		$39,546,924	$(34,966,484)	$4,580,440

		Six months ended June 30, 2010
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Agriculture		$(7,993,148)	$3,906	$(7,989,242)
Energy		(9,684,033)	(245,343)	(9,929,376)
Metals		3,834,378	(7,694,261)	(3,859,883)

		$(13,842,803)	$(7,935,698)	$(21,778,501)

		Three months ended June 30, 2011
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(3,465,088)	$(11,155,355)	$(14,620,443)
Energy		(6,607,312)	(5,217,290)	(11,824,602)
Metals		2,332,419	(4,354,612)	(2,022,193)

		$(7,739,981)	$(20,727,257)	$(28,467,238)

		Three months ended June 30, 2010
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Agriculture		$(4,017,960)	$2,429,140	$(1,588,820)
Energy		(9,726,755)	(1,729,510)	(11,456,265)
Metals		2,757,705	(8,057,065)	(5,299,360)

		$(10,987,010)	$(7,357,435)	$(18,344,445)

Note 3. Derivative Instruments (Continued)

For the six months ended June 30, 2011 and 2010, the monthly average number of futures contracts bought and sold was approximately 7,427 and 6,936, respectively.

Agricultural Sector Series

As of June 30, 2011 and December 31, 2010 the Agricultural Sector Series’ derivative contracts had the following impact on the statement of financial condition:

	Contract Risk	Location	Asset Derivatives June 30, 2011	Liability Derivatives June 30, 2011	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$199,798	$(1,607,994)	$(1,408,196)
Energy			—	—	—
Metals			—	—	—

			$199,798	$(1,607,994)	$(1,408,196)

	Contract risk	Location	Asset Derivatives December 31, 2010	Liability Derivatives December 31, 2010	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$1,796,274	$(4,778)	$1,791,496
Energy			—	—	—
Metals			—	—	—

			$1,796,274	$(4,778)	$1,791,496

Note 3. Derivative Instruments (Continued)

For the three and six months ended March 31, 2011 and 2010 the Agricultural Sector Series’ derivative contracts had the following impact on the statement of operations:

		Six months ended June 30, 2011
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$2,027,624	$(3,199,691)	$(1,172,067)
Energy		—	—	—
Metals		—	—	—

		$2,027,624	$(3,199,691)	$(1,172,067)

		Six months ended June 30, 2010
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Agriculture		$(2,125,209)	$(15,123)	$(2,140,332)
Energy		—	—	—
Metals		—	—	—

		$(2,125,209)	$(15,123)	$(2,140,332)

		Three months ended June 30, 2011
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(526,201)	$(1,593,414)	$(2,119,615)
Energy		—	—	—
Metals		—	—	—

		$(526,201)	$(1,593,414)	$(2,119,615)

		Three months ended June 30, 2010
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Agriculture		$(892,659)	$579,330	$(313,329)
Energy		—	—	—
Metals		—	—	—

		$(892,659)	$579,330	$(313,329)

Note 3. Derivative Instruments (Continued)

For the six months ended June 30, 2011 and 2010, the monthly average number of futures contracts bought and sold was approximately 410 and 630, respectively.

Energy Sector Series

As of June 30, 2011 and December 31, 2010 the Energy Sector Series’ derivative contracts had no impact on the statement of financial condition.

For the three and six months ended June 30, 2011 the Energy Sector Series’ derivative contracts had no impact on the statement of operations.

For the three and six months ended June 30, 2010 the Energy Sector Series’ derivative contracts had the following impact on the statement of operations:

		Six months ended June 30, 2010
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Agriculture		$—	$—	$—
Energy		(307,268)	2,829	(304,439)
Metals		—	—	—

		$(307,268)	$2,829	$(304,439)

		Three months ended June 30, 2010
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Agriculture		$—	$—	$—
Energy		(271,243)	(59,055)	(330,298)
Metals		—	—	—

		$(271,243)	$(59,055)	$(330,298)

For the six months ended June 30, 2010, the monthly average number of futures contracts bought and sold was approximately 75.

Note 4. Equity in Broker Trading Account

Cash and financial instruments held at the Company’s clearing broker collateralize amounts due to the clearing broker, if any, and may serve to satisfy regulatory or clearing broker margin requirements. The Company earns interest on its assets deposited with the broker. At June 30, 2011 and December 31, 2010, the following amounts of cash and futures contracts were held at the clearing broker to satisfy margin requirements.

	June 30, 2011	December 31, 2010

Total Index Series	$25,633,377	$21,752,248
Agricultural Sector Series	1,393,150	1,284,994
Energy Sector Series	—	—

Note 5. Subscriptions, Withdrawals, and Distributions

Subscriptions are effective at the opening of business on the first day of trading of the next calendar month.

Non-managing members may withdraw some or all of their interest in the Company as of the end of any calendar month upon five business days prior written notice. Withdrawals from any Series made prior to the end of the sixth full calendar month following a non-managing member’s initial investment in such Series are subject to a withdrawal charge, payable to the relevant Series, equal to 1 percent of the amount withdrawn, provided that such charge will not apply if the withdrawal results from a request to exchange Interests in one Series for Interests in another Series. The Managing Member may defer or suspend withdrawal rights under certain circumstances.

Distributions may be made at the discretion of the Managing Member.

Note 6. The Managing Member

Price Asset Management, Inc., an Illinois corporation, is the managing member, commodity pool operator and commodity trading advisor of the Company.

The Managing Member will maintain a capital account balance in each Series sufficient for such Series to be treated as a partnership for federal income tax purposes (which may be $0) and may make withdrawals from its capital accounts without notice to the non-managing members. The Managing Member is not subject to the Managing Member’s management fee, but will otherwise bear its proportionate share of each Series’ expenses.

Note 7. Fees and Expenses

Each Series pays the Managing Member in respect of each non-managing member in the Series, monthly in arrears, a management fee equal to 0.054167 of 1% of the month-end Net Asset Value of each non-managing member’s capital account in a Series (a 0.65% annual rate). The Managing Member may waive or reduce its management fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction. There were no waived management fees for the three and six months ended June 30, 2011 and 2010. The management fees for the three and six months ended June 30, 2011 and 2010 were as follows and are reflected in the statements of operations.

	Six months ended
	June 30, 2011	June 30, 2010

Total Index Series	$1,182,102	$648,306
Agricultural Sector Series	58,351	55,346
Energy Sector Series	—	9,316

	Three months ended
	June 30, 2011	June 30, 2010

Total Index Series	$590,126	$357,798
Agricultural Sector Series	28,070	28,390
Energy Sector Series	—	4,618

Beginning June 1, 2010, each Series began to pay the Managing Member in respect of each non-managing member in the Series, monthly in arrears, a support services fee equal to 0.0083 of 1% of the month-end Net Asset Value of each non-managing member’s capital account in a Series (a 0.10% annual rate). The Managing Member may waive or reduce its support services fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction. The Managing Member anticipates that a substantial majority of the support services fee will be used to pay broker-dealers for distribution related services to the Company such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member. The support services fees for the three and six months ended June 30, 2011 and 2010 were as follows and are reflected in the statements of operations.

Note 7. Fees and Expenses (Continued)

	Six months ended
	June 30, 2011	June 30, 2010

Total Index Series	$181,763	$18,722
Agricultural Sector Series	8,972	1,346
Energy Sector Series	—	209

	Three months ended
	June 30, 2011	June 30, 2010

Total Index Series	$90,739	$18,722
Agricultural Sector Series	4,316	1,346
Energy Sector Series	—	209

Non-managing members in a Series introduced to the Company by their selling agents are charged a monthly servicing fee of up to 1% per annum as agreed, or as otherwise agreed between the non-managing member and such non-managing member’s selling agent. The servicing fee is deducted from a non-managing member’s capital account and paid to such non-managing member’s selling agent monthly in arrears based on the month-end Net Asset Value of such non-managing member’s capital account. Non-managing members introduced through qualified advisors, including the marketing representative, Uhlmann Price Securities, LLC, will not be charged a servicing fee. Uhlmann Price Securities, LLC, an affiliate of the Managing Member, will be paid its introducing fee by the Managing Member without reimbursement from a Series or the Company. The Series incurred the following amount of servicing fees to the selling agents for the three and six months ended June 30, 2011 and 2010, respectively.

	Six months ended
	June 30, 2011	June 30, 2010

Total Index Series	$13,669	$16,750
Agricultural Sector Series	5,353	7,831
Energy Sector Series	—	—

	Three months ended
	June 30, 2011	June 30, 2010

Total Index Series	$4,374	$3,250
Agricultural Sector Series	864	500
Energy Sector Series	—	—

Non-managing members introduced to the Company by selling agents may also be charged an up-front sales commission up to 1% of such investment, or as otherwise agreed between the investor and such investor’s selling agent. Sales commissions for the three and six months ended June 30, 2011 and 2010 were as follows.

Note 7. Fees and Expenses (Continued)

	Six months ended
	June 30, 2011	June 30, 2010

Total Index Series	$74,357	$57,992
Agricultural Sector Series	16,484	8,815
Energy Sector Series	—	35

	Three months ended
	June 30, 2011	June 30, 2010

Total Index Series	$37,294	$29,441
Agricultural Sector Series	8,093	4,492
Energy Sector Series	—	35

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

Credit risk and concentration of credit risk: Credit risk arises primarily from the potential inability of counterparties, such as clearing brokers, banks or other financial institutions, to perform in accordance with the terms of a contract. The Company’s exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all contracts in which the Company has a gain. Exchange traded financial instruments, such as financial futures, generally do not give rise to significant counterparty exposure due to daily cash settlement procedures for daily gains and losses and the margin requirements of the individual exchanges. The Company clears all of its trades through MF Global, Inc. In the event this broker does not fulfill its obligations, the Company may be exposed to risk.

The Company maintains deposits with financial institutions in amounts that are in excess of federally insured limits; however, the Company does not believe it is exposed to any significant credit risk.

The Managing Member has established procedures to actively monitor the creditworthiness of the counterparties with which it conducts business in order to minimize market and credit risks. The non-managing members bear the risk of loss only to the extent of the value of their respective investments and, in certain circumstances, distributions and withdrawals received.

Note 9. Financial Highlights

Financial highlights for non-managing members of each Series for the three and six months ended June 30, 2011 and 2010 are as follows:

	Total Index Series		Agricultural Sector Series		Energy Sector Series
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)

Total Return	(8.08)%	(8.05)%	(11.90)%	(2.12)%	—%	(11.36)%

Ratios to average members’ equity (net assets)
Total expenses (1) (3)	0.89%	0.90%	1.18%	1.06%	—%	1.55%

Net investment loss (2) (3)	(0.88)%	(0.85)%	(1.17)%	(1.05)%	—%	(1.53)%

	Total Index Series		Agricultural Sector Series		Energy Sector Series
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)

Total Return	0.59%	(10.47)%	(7.39)%	(12.04)%	—%	(10.94)%

Ratios to average members’ equity (net assets)
Total expenses (1) (3)	0.92%	0.92%	1.20%	1.04%	—%	1.56%

Net investment loss (2) (3)	(0.91)%	(0.86)%	(1.18)%	(1.01)%	—%	(1.51)%

(1)	The ratio of operating expenses to average members’ equity (net asset) values does not include brokerage commissions.
(2)	Net investment loss does not include net realized and unrealized gains and losses and the related brokerage commissions of the Series.
(3)	Annualized

Each ratio is calculated for the non-managing members taken as a whole. Total return is based on the change in value during the period of a theoretical investment made in each Series at the beginning of each calendar month during the year. The computation of an individual non-managing member’s ratios may vary from the ratios calculated above based on any fee waivers and the timing of capital transactions.

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

Note 11. Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2011, the statements of operations for the three and six months ended June 30, 2011 and 2010 and changes in members’ equity (net assets) for the three and six months ended June 30, 2011 and 2010 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of June 31, 2011, results of operations for the three months ended June 30, 2011 and 2010 and changes in members’ equity (net asset) for the three and six months ended

Note 11. Interim Financial Statements (Continued)

June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K as filed with the SEC.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

Subsequent to June 30, 2011, subscriptions and withdrawals of interests were as follows:

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals
July	$4,172,670	$2,930,079	$60,535	$462,577	$—	$—	$4,233,205	$3,392,656
August	4,348,954	—	274,500	—	—	—	4,623,454	—

Total	$8,521,624	$2,930,079	$335,035	$462,577	$—	$—	$8,856,659	$3,392,656

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

RICI® Linked – PAM Advisors Fund, LLC (the “Company”) consists of four series (each, a “Series”): the RICI® Linked – PAM Total Index Series (the “Total Index Series”), the RICI® Linked – PAM Agricultural Sector Series (the “Agricultural Sector Series”), the RICI® Linked – PAM Energy Sector Series (the “Energy Sector Series”), and the RICI® Linked – PAM Metals Sector Series (the “Metals Sector Series”). The Total Index Series, Agricultural Sector Series and Energy Sector Series commenced operations on May 8, 2007, February 7, 2008 and January 1, 2010, respectively. The Energy Sector Series temporarily ceased operations after paying out withdrawal proceeds with respect to the July 31, 2010 withdrawal date. The Metals Sector Series has not yet commenced operations.

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

LIQUIDITY

The Company generally holds approximately 90% of its assets as cash, cash equivalents in U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions. The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses. Price Asset Management, Inc. (the “Managing Member”) will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the futures trading, the Company’s assets are highly liquid and are expected to remain so. During its operations through June 30, 2011, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

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

Three Months ended June 30, 2011

Total Index Series

During the second quarter of 2011, the Total Index Series achieved a net realized and unrealized loss of $28,486,841 from its trading operations, which is net of brokerage commissions of $146,496. The Total Index Series incurred total expenses of $830,294, including $590,126 in Management Fees (paid to the Managing Member), $37,294 in Servicing Fees (paid to Selling Agents), $112,135 in operating expenses, and $90,739 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Total Index Series earned $8,854 in interest income. An analysis of trading losses (net of all trading fees and expenses) by market sector is as follows:

Sector	%(Loss)
Agricultural	(4.16)%
Energy	(3.26)%
Metals	(0.54)%

Total Portfolio	(7.96)%

The Total Index Series posted a net gain of 3.1% in April. The energy and metals sectors posted gains of 3.00% and 0.80%, respectively, while the agricultural sector posted a loss of (0.74)%. Highest grossing commodities for the Total Index Series’ performance in April were silver, coffee, cocoa, RBOB gasoline and gold.

The Total Index Series posted a net loss of (5.3)% in May. All three sectors, agricultural, energy and metals, posted losses of (0.56)%, (3.74)% and (0.95)%, respectively. Highest grossing commodities for the Total Index Series’ performance in May were greasy wool, rapeseed, milling wheat, oats and orange juice.

The Total Index Series posted a net loss of (5.8)% in June. All three sectors, agricultural, energy and metals, posted losses of (2.86)%, (2.53)% and (0.39)%, respectively. Highest grossing commodities for the Total Index Series’ performance in June were sugar, greasy wool, lead, live cattle and orange juice.

Agricultural Sector Series

During the second quarter of 2011, the Agricultural Sector Series achieved a net realized and unrealized loss of $2,124,024 from its trading operations, which is net of brokerage commissions of $8,855. The Agricultural Sector Series incurred total expenses of $53,070, including $28,070 in Management Fees (paid to the Managing Member), $8,093 in Servicing Fees (paid to selling agents), $12,591 in operating expenses, and $4,316 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Agricultural Sector Series earned $478 in interest income.

The Agricultural Sector Series posted a net loss of (2.20)% in April. Highest grossing commodities for the Agricultural Sector Series’ performance in April were coffee, cocoa, corn, orange juice and rice.

The Agricultural Sector Series posted a net loss of (1.78)% in May. Highest grossing commodities for the Agricultural Sector Series’ performance in May were greasy wool, rapeseed, milling wheat, oats and orange juice.

The Agricultural Sector Series posted a net loss of (8.28)% in June. Highest grossing commodities for the Agricultural Sector Series’ performance in June were sugar, greasy wool, live cattle, orange juice and cocoa.

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

The Total Index Series posted a net gain of 3.9% in February. All three sectors, agricultural, energy and metals, posted gains of 0.54%, 2.38% and 0.98%, respectively. Highest grossing commodities for the Total Index Series’ performance in February were silver, cotton, gas oil, brent oil and coffee.

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

The Total Index Series posted a net gain of 0.02% in June. The agricultural and energy sectors posted gains of 0.42% and 0.29%, respectively, while the metals sector posted a loss of (0.69)%. Highest grossing commodities for the Total Index Series’ performance in June were oats, coffee, canola, sugar and rapeseed.

Agricultural Sector Series

During the second quarter of 2010, the Agricultural Sector Series achieved a net realized and unrealized loss of $318,321 from its trading operations, which is net of brokerage commissions of $12,981. The Agricultural Sector Series incurred total expenses of $46,519, including $28,390 in Management Fees (paid to the Managing Member), $4,492 in Servicing Fees (paid to selling agents) and $12,291 in operating expenses. The Agricultural Sector Series also accrued $1,346 in Support Services Fees in June (accrued to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fee will be used to pay broker dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or producing custody solutions and thus will not be retained by the Managing Member). The Agricultural Sector Series earned $152 in interest income.

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

Energy Sector Series

During the second quarter of 2010, the Energy Sector Series achieved a net realized and unrealized loss of $330,556 from its trading operations, which is net of brokerage commissions of $1,376. The Energy Sector Series incurred total expenses of $11,468, including $4,618 in Management Fees (paid to the Managing Member), $35 in Servicing Fees (paid to selling agents) and $6,606 in operating expenses. The Energy Sector Series also accrued $209 in Support Services Fees in June (accrued to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fee will be used to pay broker-dealers for distribution related services to the Energy Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Energy Sector Series earned $177 in interest income.

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

CONTRACTUAL OBLIGATIONS

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts. All such contracts are settled by offset, not delivery. The Financial Statements of the Company present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the open futures and other contracts at June 30, 2011 and December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

The Managing Member, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Company and each Series as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Company and each Series.

The Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, Section 1350 Certification of Principal Executive Officer and Section 1350 Certification of Principal Financial Officer, Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2 hereto, respectively, are applicable with respect to each Series individually, as well as to the Company as a whole.

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

None of the CFTC, NFA, futures exchanges or banking authorities currently regulate forward trading with respect to “eligible contract participants” such as the Series. Because a Series may trade in the forward markets, prospective investors must recognize that this portion of a Series’ activity takes place in unregulated markets rather than on futures exchanges subject to the jurisdiction of the CFTC or other regulatory bodies. While the forward markets are well established, it is impossible to predict how, given certain unusual market scenarios, the unregulated nature of these markets might affect a Series. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the CFTC is interpreting that definition in such a manner that each Series may no longer be permitted to engage in currency forward transactions by directly accessing the interbank market. Rather, each Series may be limited to engaging in “retail forex transactions” which could limit each Series’ potential currency forward counterparties. Thus, limiting each Series’ potential currency forward counterparties could lead to each Series bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees. The “retail forex” markets could also be significantly less liquid than the interbank market. Moreover, the creditworthiness of such currency forward counterparties with whom each Series may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom each Series currently engages for its currency forward transactions. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the Managing Member would otherwise recommend, to the possible detriment of each Series.

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

During the second fiscal quarter of 2011, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: April: $5,797,858; May: $3,328,308; and June: $7,392,863.

During the second fiscal quarter of 2011, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts: April: $285,580; May: $10,000; and June: $358,312.

During the second fiscal quarter of 2011, the Energy Sector Series issued no Interests.

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

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended June 30, 2011:

Date of Closing	Total Amount of Withdrawals
April 30, 2011	$2,391,669
May 31, 2011	$34,165,183
June 30, 2011	$1,697,568

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended June 30, 2011:

Date of Closing	Total Amount of Withdrawals
April 30, 2011	$938,635
May 31, 2011	$272,486
June 30, 2011	$256,948

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2011, filed with the SEC on August 15, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Unaudited Consolidated Statements of Operations for the quarters and years to date ended June 30, 2011 and June 30, 2010, (iii) the Unaudited Consolidated Statements of Cash Flows for the years to date ended June 30, 2011 and June 30, 2010, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011	RICI® Linked – PAM Advisors Fund, LLC
(Registrant)

By: Price Asset Management, Inc.
Managing Member

By: /s/ Walter Thomas Price III
Walter Thomas Price III
Principal Executive Officer

By: /s/ Allen D. Goodman
Allen D. Goodman
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2011, filed with the SEC on August 15, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Unaudited Consolidated Statements of Operations for the quarters and years to date ended June 30, 2011 and June 30, 2010, (iii) the Unaudited Consolidated Statements of Cash Flows for the years to date ended June 30, 2011 and June 30, 2010, and (iv) Notes to Unaudited Consolidated Financial Statements.

E-1