Form 10-K/A
period 2011-03-31
RICI Linked - PAM Advisors Fund, LLC
filed 2011-09-01
CIK 1462567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended:  December 31, 2010
or
☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File Number:  000-53647

 RICI® Linked – PAM Advisors Fund, LLC
(Exact name of registrant as specified in its charter)

Delaware		38-3743129
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
c/o Price Asset Management, Inc 141 West Jackson Blvd., Suite 1340A Chicago, IL 60604 (Addraess of principal executive officer) (Zip code)
.
Registrant’s telephone number, including area code:   (312) 261-4431

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2010 and 2009 with Report of  Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2010, is incorporated by reference into Part IV Item 15.

EXPLANATORY NOTE

RICI Linked – PAM Advisors Fund LLC (the “Company”) is filing this Form 10-K/A (Amendment No. 1) to amend the Company’s disclosure in Item 9A, Controls and Procedures, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Initial 10-K Filing”) to clarify that the certifications filed as exhibits with the Annual Report are applicable with respect to the Company as a whole as well as to each series of the Company individually.  Other than with respect to Item 9A (and new certifications required by Sections 302 and 906 of the Sarbanes/Oxley Act of 2002), this Form 10-K/A does not modify or update any disclosures set forth in the Initial 10-K Filing or reflect events subsequent thereto. Accordingly, this Form 10-K/A should be read in conjunction with the Initial 10-K Filing and the Company’s subsequent reports filed the Securities and Exchange Commission.

PART II

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

The Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, Section 1350 Certification of Principal Executive Officer and Section 1350 Certification of Principal Financial Officer, included as Exhibits hereto, are applicable with respect to each Series individually, as well as to the Company as a whole.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the Report of Independent Registered Public Accounting Firm, a copy of which is filed as Exhibit 13.01. to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 30, 2011:

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

31.1                      Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2                      Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1                     Section 1350 Certification of Principal Executive Officer

32.2                     Section 1350 Certification of Principal Financial Officer

The following exhibits were filed by the Company with its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 30, 2011 and are incorporated herein by reference.

Exhibit Designation	Description
3.1	Third Amended and Restated Limited Liability Company Agreement of RICI® Linked – PAM Advisors Fund, LLC
13.01	Report of Independent Registered Public Accounting Firm
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of August, 2011.

RICI® Linked – PAM Advisors Fund, LLC (Registrant) By: Price Asset Management, Inc. Managing Member By: /s/ Allen D. Goodman Allen D. Goodman Principal Financial Officer

EXHIBIT INDEX

The following exhibits are included herewith.

Designation                      Description

31.1                           Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2                          Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1                         Section 1350 Certification of Principal Executive Officer

32.2                         Section 1350 Certification of Principal Financial Officer

The following exhibits were filed by the Company with its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 30, 2011 and are incorporated herein by reference.

Exhibit Designation	Description
3.1	Third Amended and Restated Limited Liability Company Agreement of RICI® Linked – PAM Advisors Fund, LLC
13.01	Report of Independent Registered Public Accounting Firm
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