Form 10-Q/A
period 2011-08-31
RICI Linked - PAM Advisors Fund, LLC
filed 2011-09-01
CIK 1462567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to

Commission File number:     000-53647

RICI® Linked – PAM Advisors Fund, LLC
(Exact name of registrant as specified in charter)

Delaware	38-3743129
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Price Asset Management, Inc. 141 West Jackson Blvd., Suite 1340A Chicago, IL.	60604
(Address of Principal Executive Offices)	(Zip Code)

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
  Yes [  ]   No [X]

EXPLANATORY NOTE

RICI Linked – PAM Advisors Fund LLC (the “Company”) is filing this Form 10-Q/A (Amendment No. 1) to amend the Company’s disclosure in Part I Item 4, Controls and Procedures, of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (the “Initial 10-Q Filing”) to clarify that the certifications filed as exhibits with the Quarterly Report are applicable with respect to the Company as a whole as well as to each series of the Company individually.  Other than with respect to Item 4 (and new certifications required by Sections 302 and 906 of the Sarbanes/Oxley Act of 2002), this Form 10-Q/A does not modify or update any disclosures set forth in the Initial 10-Q Filing or reflect events subsequent thereto. Accordingly, this Form 10-Q/A should be read in conjunction with the Initial 10-Q Filing and the Company’s subsequent reports filed the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

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

The Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, Section 1350 Certification of Principal Executive Officer and Section 1350 Certification of Principal Financial Officer, included as Exhibits hereto, are applicable with respect to each Series individually, as well as to the Company as a whole

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 30, 2011	RICI® Linked – PAM Advisors Fund, LLC (Registrant)

	By:	Price Asset Management, Inc. Managing Member

By: /s/ Allen D. Goodman
Allen D. Goodman
Principal Financial Officer

3

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3
32.1	Section 1350 Certification of Principal Executive Officer	E-4
32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1