Form 10-Q
period 2011-09-30
RICI Linked - PAM Advisors Fund, LLC
filed 2011-11-14
CIK 1462567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following unaudited financial statements of RICI® Linked – PAM Total Index Series, RICI® Linked – PAM Agricultural Sector Series, and RICI® Linked – PAM Energy Sector Series, each a series of RICI® Linked – PAM Advisors Fund, LLC, as well as the consolidated, unaudited financial statements of RICI® Linked – PAM Advisors Fund, LLC, are included in Item 1:

RICI® Linked - PAM Advisors Fund, LLC

Statements of Financial Condition

September 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI® Linked - PAM Advisors Fund, LLC
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Assets
Equity in broker trading account
Cash	$63,293,432	$14,326,003	$3,821,510	$1,061,906	$—	$—	$67,114,942	$15,387,909
Net unrealized gain (loss) on open futures contracts	(33,136,486)	20,897,933	(1,842,596)	1,791,496	—	—	(34,979,082)	22,689,429

	30,156,946	35,223,936	1,978,914	2,853,402	—	—	32,135,860	38,077,338

Cash and cash equivalents	13,853,163	26,361,701	440,713	886,273	3,290	14,555	14,297,166	27,262,529
Investments

Government-sponsored enterprise securities, at fair value	248,982,120	282,847,260	12,499,255	13,489,960	—	—	261,481,375	296,337,220

Mutual funds, at fair value	498,159	329,030	83,024	575,299	—	—	581,183	904,329
Interest receivable	184	1,480	1	111	—	—	185	1,591

Total assets	$293,490,572	$344,763,407	$15,001,907	$17,805,045	$3,290	$14,555	$308,495,769	$362,583,007

Liabilities and Members’ Equity (Net Assets)

Accrued operating expenses	$142,672	$182,020	$32,418	$37,549	$3,290	$14,555	$178,380	$234,124
Management fee payable to Managing Member	156,793	178,285	8,039	9,565	—	—	164,832	187,850
Support services fee payable	24,109	27,414	1,236	1,471	—	—	25,345	28,885
Servicing fee payable to selling agent	32,727	32,142	7,341	7,099	—	—	40,068	39,241
Withdrawals payable	1,484,964	3,346,945	140,917	130,892	—	—	1,625,881	3,477,837
Subscriptions received in advance	3,824,811	15,378,230	85,000	60,000	—	—	3,909,811	15,438,230

	5,666,076	19,145,036	274,951	246,576	3,290	14,555	5,944,317	19,406,167

Members’ equity (net assets)	287,824,496	325,618,371	14,726,956	17,558,469	—	—	302,551,452	343,176,840

Total liabilities and members’ equity (net assets)	$293,490,572	$344,763,407	$15,001,907	$17,805,045	$3,290	$14,555	$308,495,769	$362,583,007

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

September 30, 2011 (Unaudited)

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	Net Unrealized		Net Unrealized		Net Unrealized		Net Unrealized
	Gain (Loss)	Percent of	Gain (Loss)	Percent of	Gain (Loss)	Percent of	Gain (Loss)	Percent of
	on Open	Members’	on Open	Members’	on Open	Members’	on Open	Members’
	Long Futures	Equity	Long Futures	Equity	Long Futures	Equity	Long Futures	Equity
	Contracts	(Net Assets)	Contracts	(Net Assets)	Contracts	(Net Assets)	Contracts	(Net Assets)
Futures contracts
United States
Agriculture
28 December 2011 CBT Bean Oil	$—	—%	$(159,432)	(1.08)%	$—	—%	$(159,432)	(0.05)%
63 December 2011 CBOT Corn Contracts	—	—	(278,650)	(1.89)	—	—	(278,650)	(0.09)
38 December 2011 NYC Cotton Contracts	—	—	(567,000)	(3.85)	—	—	(567,000)	(0.19)
257 December 2011 NYC Cotton Contracts	(3,793,405)	(1.32)	—	—	—	—	(3,793,405)	(1.25)
63 December 2011 CBOT Wheat Contracts	—	—	(355,025)	(2.41)	—	—	(355,025)	(0.12)
Other*	(7,896,696)	(2.74)	(418,784)	(2.85)	—	—	(8,315,480)	(2.75)
Energy
778 NY LT Crude Contracts (November 2011 – December 2011)	(3,445,250)	(1.20)	—	—	—	—	(3,445,250)	(1.14)
Other*	(1,157,695)	(0.40)	—	—	—	—	(1,157,695)	(0.38)
Metals*	(2,369,830)	(0.82)	—	—	—	—	(2,369,830)	(0.78)

Total futures contracts – United States	(18,662,876)	(6.48)	(1,778,891)	(12.08)	—	—	(20,441,767)	(6.75)

Foreign
Agriculture*	(394,009)	(0.14)	(63,705)	(0.43)	—	—	(457,714)	(0.15)
Energy*	(1,844,915)	(0.64)	—	—	—	—	(1,844,915)	(0.61)
Metals
252 LME Copper Contracts (October 2011 – December 2011)[1]	(3,983,750)	(1.38)	—	—	—	—	(3,983,750)	(1.32)
Other*	(8,250,936)	(2.87)	—	—	—	—	(8,250,936)	(2.72)

Total futures contracts – Foreign	(14,473,610)	(5.03)	(63,705)	(0.43)	—	—	(14,537,315)	(4.80)

Total net unrealized gain (loss) on open futures contracts	$(33,136,486)	(11.51)%	$(1,842,596)	(12.51)%	$—	—%	$(34,979,082)	(11.55)%

*	No individual futures contract position constituted greater than 1% of members’ equity (net assets).

Accordingly, the number of contracts and expiration dates are not presented.

[1]	Included in the aggregate is 97 November 2011 LME Copper Contracts valued at ($3,063,088).

This individual position constitutes (1.06%) of the members’ equity (net assets) for the Total Index Series.

The accompanying notes are an integral part of these financial statements.

RICI ® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments (Continued)

September 30, 2011 (Unaudited)

Government-sponsored enterprise securities

			Percent of			Percent of			Percent of			Percent of
			Members’			Members’			Members’			Members’
			Equity			Equity			Equity			Equity
	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)
United States
U.S.Treasury Bills
$ 35,000,000 Treasury bill due 10/13/2011	$34,981,807	$35,000,000	12.16%	$—	$—	—%	$—	$—	—%	$34,981,807	$35,000,000	11.57%
$ 1,000,000 Treasury bill due 10/13/2011	—	—	—	999,503	1,000,000	6.79	—	—	—	999,503	1,000,000	0.33
$ 10,000,000 Treasury bill due 10/20/2011	9,994,363	9,999,900	3.47	—	—	—	—	—	—	9,994,363	9,999,900	3.31
$ 45,000,000 Treasury bill due 11/10/2011	44,985,786	44,999,550	15.63	—	—	—	—	—	—	44,985,786	44,999,550	14.87
$ 500,000 Treasury bill due 11/10/2011	—	—	—	499,847	499,995	3.40	—	—	—	499,847	499,995	0.17
$ 10,000,000 Treasury bill due 12/15/2011	9,994,950	9,999,700	3.47	—	—	—	—	—	—	9,994,950	9,999,700	3.31
$ 20,000,000 Treasury bill due 12/22/2011	19,991,266	19,999,400	6.95	—	—	—	—	—	—	19,991,266	19,999,400	6.61
$ 3,500,000 Treasury bill due 12/22/2011	—	—	—	3,498,478	3,499,895	23.77	—	—	—	3,498,478	3,499,895	1.16
$ 10,000,000 Treasury bill due 12/29/2011	9,995,497	9,999,600	3.47	—	—	—	—	—	—	9,995,497	9,999,600	3.31
$ 81,000,000 Treasury bill due 01/26/2012	80,961,962	80,994,330	28.14	—	—	—	—	—	—	80,961,962	80,994,330	26.77
$ 3,000,000 Treasury bill due 01/26/2012	2,998,559	2,999,790	1.04	—	—	—	—	—	—	2,998,559	2,999,790	0.99
$ 7,000,000 Treasury bill due 01/26/2012	—	—	—	6,996,755	6,999,510	47.53	—	—	—	6,996,755	6,999,510	2.31
$ 35,000,000 Treasury bill due 04/15/2012	34,996,368	34,989,850	12.16	—	—	—	—	—	—	34,996,368	34,989,850	11.56
$ 500,000 Treasury bill due 04/15/2012	—	—	—	499,950	499,855	3.39	—	—	—	499,950	499,855	0.17

Total Government-sponsored enterprise securities	$248,900,558	$248,982,120	86.49%	$12,494,533	$12,499,255	84.88%	$—	$—	—%	$261,395,091	$261,481,375	86.44%

Mutual funds
United States
AIM Government & Agency
Portfolio Institutional (498,159 shares)	$498,159	$498,159	0.17%	$—	$—	—%	$—	$—	—%	$498,159	$498,159	0.16%
AIM Government & Agency
	—	—	—	83,024	83,024	0.56	—	—	—	83,024	83,024	0.03

	$498,159	$498,159	0.17%	$83,024	$83,024	0.56%	$—	$—	—%	$581,183	$581,183	0.19%

The accompanying notes are an integral part of these financial statements.

F-5

RICI® Linked-PAM Advisors Fund, LLC

Condensed Schedule of Investments

December 31, 2010 (Audited)

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)
Futures contracts *
United States
Agriculture	$11,473,080	3.52%	$1,712,614	9.76%	$—	—%	$13,185,694	3.84%
Energy	2,003,177	0.62	—	—	—	—	2,003,177	0.58
Metals	2,411,320	0.74	—	—	—	—	2,411,320	0.70

Total futures contracts – United States Foreign	15,887,577	4.88	1,712,614	9.76	—	—	17,600,191	5.12

Agriculture	537,685	0.17	78,882	0.44	—	—	616,567	0.18
Energy	1,262,395	0.39	—	—	—	—	1,262,395	0.37
Metals	3,210,276	0.99	—	—	—	—	3,210,276	0.94

Total futures contracts – Foreign	5,010,356	1.55	78,882	0.44	—	—	5,089,238	1.49

Total net unrealized gain (loss) on open futures contracts	$20,897,933	6.43%	$1,791,496	10.20%	$—	—%	$22,689,429	6.61%

Government-Sponsored enterprise securities	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)
United States
Federal Home Loan Bank
$ 10,000,000 discount note, due 01/20/2011	$9,996,533	$9,999,800	3.07%	$—	$—	—%	$—	$—	—%	$9,996,533	$9,999,800	2.91%
$ 10,000,000 discount note, due 02/23/2011	9,993,121	9,998,900	3.07	—	—	—	—	—	—	9,993,121	9,998,900	2.91
$ 3,000,000 discount note, due 02/23/2011	2,998,095	2,999,670	0.92	—	—	—	—	—	—	2,998,095	2,999,670	0.87
$ 20,000,000 discount note, due 03/23/2011	19,979,000	19,995,600	6.14	—	—	—	—	—	—	19,979,000	19,995,600	5.83
$ 20,000,000 discount note, due 03/25/2011	19,978,000	19,995,400	6.14	—	—	—	—	—	—	19,978,000	19,995,400	5.83
$ 20,000,000 discount note, due 04/06/2011	19,977,250	19,994,400	6.14	—	—	—	—	—	—	19,977,250	19,994,400	5.83
$ 5,000,000 discount note, due 04/07/2011	4,994,283	4,998,550	1.54	—	—	—	—	—	—	4,994,283	4,998,550	1.46
$ 1,000,000 discount note, due 04/07/2011	—	—	—	998,857	999,710	5.69	—	—	—	998,857	999,710	0.29
$ 10,000,000 discount note, due 05/18/2011	9,992,650	9,995,100	3.07	—	—	—	—	—	—	9,992,650	9,995,100	2.91
$ 33,000,000 discount note, due 06/22/2011	32,959,062	32,974,920	10.13	—	—	—	—	—	—	32,959,062	32,974,920	9.61
$ 6,000,000 discount note, due 06/22/2011	—	—	—	5,992,593	5,995,440	34.15	—	—	—	5,992,593	5,995,440	1.75
$ 34,000,000 discount note, due 06/28/2011	33,962,978	33,973,480	10.43	—	—	—	—	—	—	33,962,978	33,973,480	9.90
$ 34,000,000 discount note, due 07/26/2011	33,951,342	33,965,320	10.43	—	—	—	—	—	—	33,951,342	33,965,320	9.90
$ 20,000,000 discount note, due 07/26/2011	19,971,633	19,979,600	6.14	—	—	—	—	—	—	19,971,633	19,979,600	5.82
$ 5,000,000 discount note, due 07/26/2011	—	—	—	4,993,778	4,994,900	28.45	—	—	—	4,993,778	4,994,900	1.46
Federal National Mortgage Association
$ 10,000,000 discount note, due 02/01/2011	9,995,417	9,999,400	3.07	—	—	—	—	—	—	9,995,417	9,999,400	2.91
$ 1,500,000 discount note, due 02/01/2011	—	—	—	1,499,306	1,499,910	8.54	—	—	—	1,499,306	1,499,910	0.44
U.S.Treasury Bills
$ 20,000,000 Treasury bill due 03/24/2011	19,983,408	19,994,800	6.14	—	—	—	—	—	—	19,983,408	19,994,800	5.83
$ 34,000,000 Treasury bill due 05/12/2011	33,971,908	33,982,320	10.44	—	—	—	—	—	—	33,971,908	33,982,320	9.90

Total Government-sponsored enterprise securities	$282,704,680	$282,847,260	86.87%	$13,484,534	$13,489,960	76.83%	$—	$—	—%	$296,189,214	$296,337,220	86.36%

Mutual funds
United States
AIM Government & Agency
Portfolio Institutional (329,030 shares)	$329,030	$329,030	0.10%	$—	$—	—%	$—	$—	—%	$329,030	$329,030	0.10%
AIM Government & Agency
Portfolio Institutional (575,299 shares)	—	—	—	575,299	575,299	3.28	—	—	—	575,299	575,299	0.17

Total mutual funds	$329,030	$329,030	0.10%	$575,299	$575,299	3.28%	$—	$—	—%	$904,329	$904,329	0.27%

*	No individual futures contract position constituted greater than 1% of members’ equity (net assets).

Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Statements of Operations

For the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Total Index Series				Agricultural Sector Series
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Realized and unrealized gains (losses) on investments
Realized gains (losses) on futures contracts	$(21,167,471)	$13,036,987	$18,379,453	$(805,815)	$(943,479)	$2,681,451	$1,084,145	$556,242
Realized gains on securities	142,468	86,794	380,950	117,213	7,174	3,987	17,535	7,800
Change in unrealized gains (losses) on open futures contracts	(19,067,935)	20,092,086	(54,034,419)	12,156,388	(434,401)	989,113	(3,634,092)	973,991
Change in unrealized gains (losses) on securities	(82,254)	32,135	(61,018)	132,928	(2,874)	3,374	(704)	10,732
Brokerage commissions	(120,244)	(118,835)	(419,273)	(357,699)	(5,970)	(8,796)	(24,825)	(36,573)

Net realized and unrealized gain (loss) on investments	(40,295,436)	33,129,167	(35,754,307)	11,243,015	(1,379,550)	3,669,129	(2,557,941)	1,512,192

Investment income
Interest income	3,446	21,966	31,591	85,250	443	1,715	1,729	3,958
Expenses
Management fees	520,234	426,107	1,702,336	1,074,413	25,793	25,303	84,144	80,649
Operating expenses	108,412	114,852	343,731	327,061	13,819	12,939	38,723	37,527
Support services fee	79,993	65,518	261,756	84,240	3,966	3,891	12,938	5,237
Servicing fees	32,727	29,486	107,084	87,478	7,341	5,765	23,825	14,580

	741,366	635,963	2,414,907	1,573,192	50,919	47,898	159,630	137,993

Net investment loss	(737,920)	(613,997)	(2,383,316)	(1,487,942)	(50,476)	(46,183)	(157,901)	(134,035)

Net income (loss)	$(41,033,356)	$32,515,170	$(38,137,623)	$9,755,073	$(1,430,026)	$3,622,946	$(2,715,842)	$1,378,157

	Energy Sector Series				Total for RICI ® Linked - PAM Advisors Fund, LLC
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Realized and unrealized gains (losses) on investments
Realized gains (losses) on futures contracts	$—	$100,819	$—	$(206,448)	$(22,110,950)	$15,819,257	$19,463,598	$(456,021)
Realized gains on securities	—	1,086		1,620	149,642	91,867	398,485	126,633
Change in unrealized gains (losses) on open futures contracts	—	(2,829)	—	—	(19,502,336)	21,078,370	(57,668,511)	13,130,379
Change in unrealized gains (losses) on securities	—	(1,030)	—	—	(85,128)	34,479	(61,722)	143,660
Brokerage commissions	—	(480)	—	(3,433)	(126,214)	(128,111)	(444,098)	(397,705)

Net realized and unrealized gain (loss) on investments	—	97,566	—	(208,261)	(41,674,986)	36,895,862	(38,312,248)	12,546,946

Investment income
Interest income	—	284	—	883	3,889	23,965	33,320	90,091
Expenses
Management fees	—	1,409	—	10,726	546,027	452,819	1,786,480	1,165,788
Operating expenses	—	2,201	—	15,287	122,231	129,992	382,454	379,875
Support services fee	—	217	—	426	83,959	69,626	274,694	89,903
Servicing fees	—	36	—	71	40,068	35,287	130,909	102,129

	—	3,863	—	26,510	792,285	687,724	2,574,537	1,737,695

Net investment loss	—	(3,579)	—	(25,627)	(788,396)	(663,759)	(2,541,217)	(1,647,604)

Net income (loss)	$—	$93,987	$—	$(233,888)	$(42,463,382)	$36,232,103	$(40,853,465)	$10,899,342

RICI® Linked - PAM Advisors Fund, LLC

Statement of Changes in Members’ Equity (Net Assets)

For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Total Index Series			Agricultural Sector Series			Energy Sector Series			Total for RICI ® Linked - PAM Advisors Fund, LLC
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Members’ equity (net assets) December 31, 2010	$40,880	$325,577,491	$325,618,371	$43,751	$17,514,718	$17,558,469	$—	$—	$—	$84,631	$343,092,209	$343,176,840
Subscriptions, net	—	54,386,262	54,386,262	—	2,717,291	2,717,291	—	—	—	—	57,103,553	57,103,553
Withdrawals	—	(54,042,514)	(54,042,514)	—	(2,832,962)	(2,832,962)	—	—	—	—	(56,875,476)	(56,875,476)
Net income (loss)	(4,648)	(38,132,975)	(38,137,623)	(6,423)	(2,709,419)	(2,715,842)	—	—	—	(11,071)	(40,842,394)	(40,853,465)

Members’ equity (net assets) September 30, 2011	$36,232	$287,788,264	$287,824,496	$37,328	$14,689,628	$14,726,956	$—	$—	$—	$73,560	$302,477,892	$302,551,452

Members’ equity (net assets) December 31, 2009	$34,479	$168,020,505	$168,054,984	$32,183	$10,071,867	$10,104,050	$—	$—	$—	$66,662	$178,092,372	$178,159,034
Subscriptions, net	—	113,339,124	113,339,124	—	11,306,149	11,306,149	—	3,083,446	3,083,446	—	127,728,719	127,728,719
Withdrawals	—	(17,811,928)	(17,811,928)	—	(8,840,446)	(8,840,446)	—	(2,849,558)	(2,849,558)	—	(29,501,932)	(29,501,932)
Net income (loss) for the nine months ended September 30, 2010	800	9,754,273	9,755,073	3,522	1,374,635	1,378,157	—	(233,888)	(233,888)	4,322	10,895,020	10,899,342

Members’ equity (net assets) September 30, 2010	$35,279	$273,301,974	$273,337,253	$35,705	$13,912,205	$13,947,910	$—	$—	$—	$70,984	$287,214,179	$287,285,163

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

Note. 1 Nature of Operations and Significant Accounting Policies

RICI® Linked – PAM Advisors Fund, LLC (the Company) is a limited liability company organized under the Delaware Limited Liability Company Act. The Company engages in the speculative trading of commodity futures, options on futures, forward contracts and other derivatives on exchanges and markets located in the United States and abroad. These financial statements incorporate the financial condition, results of operations and changes in members’ equity (net assets) of the Company as a whole as well as each Series of membership interest in the Company.

The Company consists of four series (each, a Series) of limited liability company interests (Interests): the RICI® Linked – PAM Total Index Series (Total Index Series), the RICI® Linked – PAM Agricultural Sector Series (Agricultural Sector Series), the RICI® Linked – PAM Energy Sector Series (Energy Sector Series), and the RICI® Linked – PAM Metals Sector Series (Metals Sector Series). Each Series invests substantially all of its assets in derivative contracts representing the commodity positions contained in the Rogers International Commodity Index® (Index), or a sub-index thereof. Currently, three Series have commenced trading, the Total Index Series, which began trading May 8, 2007, the Agricultural Sector Series, which began trading February 1, 2008, and the Energy Sector Series, which began trading January 1, 2010. At the end of July 2010, all the investors in the Energy Sector Series redeemed out of the Energy Sector Series, however, the Energy Sector Series has not been closed.

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

The Financial Accounting Standards Board (FASB) provides guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. For the periods ended September 30, 2011 and 2010 management has determined that there are no material uncertain income tax positions.

The Company is not subject to examination by U.S. Federal and state tax authorities for years before 2008.

Reclassifications: certain balances for the period ended September 30, 2010, have been reclassified to conform to current period presentation with no effect on results from operations.

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

New accounting pronouncements: In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS). This Accounting Standards Update (ASU) represents the converged guidance of the FASB and the International Accounting Standards Board (collectively, the Boards) on fair value measurement. The collective efforts of the Boards and their staffs have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments to the FASB Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after

Note 1. Nature of Operations and Significant Accounting Policies (Continued)

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of:

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
Description	September 30, 2011 Level 1	December 31, 2010 Level 1	September 30, 2011 Level 1	December 31, 2010 Level 1	September 30, 2011 Level 1	December 31, 2010 Level 1	September 30, 2011 Level 1	December 31, 2010 Level 1
Equity in broker trading account
Futures contracts	$(33,136,486)	$20,897,933	$(1,842,596)	$1,791,496	$—	$—	$(34,979,082)	$22,689,429
Cash and cash equivalents
Money market funds	10,186,915	173,142	—	—	—	—	10,186,915	173,142
Investments
Government-sponsored enterprise securities	248,982,120	282,847,260	12,499,255	13,489,960	—	—	261,481,375	296,337,220
Mutual funds	498,159	329,030	83,024	575,299	—	—	581,183	904,329

	$226,530,708	$304,247,365	$10,739,683	$15,856,755	$—	$—	$237,270,391	$320,104,120

Note 2. Fair Value of Financial Instruments (Continued)

At September 30, 2011 and December 31, 2010 the Company had no Level 2 or Level 3 assets or liabilities.

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

Total Index Series

As of September 30, 2011 and December 31, 2010 the Total Index Series’ derivative contracts had the following impact on the statement of financial condition:

Contract Risk Location	Asset Derivatives September 30, 2011	Liability Derivatives September 30, 2011	Net
Futures: Commodity price Equity in broker trading account
Agriculture	$574,047	$(12,658,157)	$(12,084,110)
Energy	—	(6,447,860)	(6,447,860)
Metals	9,356,423	(23,960,939)	(14,604,516)

	$9,930,470	$(43,066,956)	$(33,136,486)

Contract risk Location	Asset Derivatives December 31, 2010	Liability Derivatives December 31, 2010	Net
Futures: Commodity price Equity in broker trading account
Agriculture	$12,043,365	$(32,599)	$12,010,766
Energy	3,311,524	(45,953)	3,265,571
Metals	10,616,348	(4,994,752)	5,621,596

	$25,971,237	$(5,073,304)	$20,897,933

Note 3. Derivative Instruments (Continued)

For the three and nine months ended September 30, 2011 and 2010 the Total Index Series’ derivative contracts had the following impact on the statement of operations:

	Nine months ended September 30, 2011
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures: Commodity price
Agriculture	$7,604,484	$(24,199,035)	$(16,594,551)
Energy	792,518	(9,713,432)	(8,920,914)
Metals	9,982,451	(20,121,952)	(10,139,501)

	$18,379,453	$(54,034,419)	$(35,654,966)

	Nine months ended September 30, 2010
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures Commodity price
Agriculture	$6,160,874	$6,877,304	$13,038,178
Energy	(9,985,817)	3,074,892	(6,910,925)
Metals	3,019,128	2,204,192	5,223,320

	$(805,815)	$12,156,388	$11,350,573

	Three months ended September 30, 2011
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures: Commodity price
Agriculture	$(5,935,263)	$(2,404,599)	$(8,339,862)
Energy	(15,569,669)	(4,973,181)	(20,542,850)
Metals	337,461	(11,690,155)	(11,352,694)

	$(21,167,471)	$(19,067,935)	$(40,235,406)

	Three months ended September 30, 2010
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures Commodity price
Agriculture	$14,154,021	$6,873,397	$21,027,418
Energy	(301,784)	3,320,235	3,018,451
Metals	(815,250)	9,898,454	9,083,204

	$13,036,987	$20,092,086	$33,129,073

Note 3. Derivative Instruments (Continued)

For the nine months ended September 30, 2011 and 2010, the monthly average number of futures contracts bought and sold was approximately 6,973 and 6,628, respectively.

Agricultural Sector Series

As of September 30, 2011 and December 31, 2010 the Agricultural Sector Series’ derivative contracts had the following impact on the statement of financial condition:

Contract Risk Location	Asset Derivatives September 30, 2011	Liability Derivatives September 30, 2011	Net
Futures: Commodity price Equity in broker trading account
Agriculture	$84,316	$(1,926,912)	$(1,842,596)
Energy	—	—	—
Metals	—	—	—

	$84,316	$(1,926,912)	$(1,842,596)

Contract risk Location	Asset Derivatives December 31, 2010	Liability Derivatives December 31, 2010	Net
Futures: Commodity price Equity in broker trading account
Agriculture	$1,796,274	$(4,778)	$1,791,496
Energy	—	—	—
Metals	—	—	—

	$1,796,274	$(4,778)	$1,791,496

Note 3. Derivative Instruments (Continued)

For the three and nine months ended September 30, 2011 and 2010 the Agricultural Sector Series’ derivative contracts had the following impact on the statement of operations:

	Nine months ended September 30, 2011
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures: Commodity price
Agriculture	$1,084,145	$(3,634,092)	$(2,549,947)
Energy	—	—	—
Metals	—	—	—

	$1,084,145	$(3,634,092)	$(2,549,947)

	Nine months ended September 30, 2010
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures Commodity price
Agriculture	$556,242	$973,991	$1,530,233
Energy	—	—	—
Metals	—	—	—

	$556,242	$973,991	$1,530,233

	Three months ended September 30, 2011
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures: Commodity price
Agriculture	$(943,479)	$(434,401)	$(1,377,880)
Energy	—	—	—
Metals	—	—	—

	$(943,479)	$(434,401)	$(1,377,880)

	Three months ended September 30, 2010
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures Commodity price
Agriculture	$2,681,451	$989,113	$3,670,564
Energy	—	—	—
Metals	—	—	—

	$2,681,451	$989,113	$3,670,564

Note 3. Derivative Instruments (Continued)

For the nine months ended September 30, 2011 and 2010, the monthly average number of futures contracts bought and sold was approximately 354 and 531, respectively.

Energy Sector Series

As of September 30, 2011 and December 31, 2010 the Energy Sector Series’ derivative contracts had no impact on the statement of financial condition.

For the three and nine months ended September 30, 2011 the Energy Sector Series’ derivative contracts had no impact on the statement of operations.

For the three and nine months ended September 30, 2010 the Energy Sector Series’ derivative contracts had the following impact on the statement of operations:

	Nine months ended September 30, 2010
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures Commodity price
Agriculture	$—	$—	$—
Energy	(206,448)	—	(206,448)
Metals	—	—	—

	$(206,448)	$—	$(206,448)

	Three months ended September 30, 2010
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures Commodity price
Agriculture	$—	$—	$—
Energy	100,819	(2,829)	97,990
Metals	—	—	—

	$100,819	$(2,829)	$97,990

For the nine months ended September 30, 2010, the monthly average number of futures contracts bought and sold was approximately 59.

Note 4. Equity in Broker Trading Account

Cash and financial instruments held at the Company’s clearing broker collateralize amounts due to the clearing broker, if any, and may serve to satisfy regulatory or clearing broker margin requirements. The Company earns interest on its assets deposited with the broker. At September 30, 2011 and December 31, 2010, the following amounts of cash and futures contracts were held at the clearing broker to satisfy margin requirements.

	September 30, 2011	December 31, 2010
Total Index Series	$25,769,184	$21,752,248
Agricultural Sector Series	1,256,736	1,284,994
Energy Sector Series	—	—

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

Note 7. Fees and Expenses

Each Series pays the Managing Member in respect of each non-managing member in the Series, monthly in arrears, a management fee equal to 0.054167 of 1% of the month-end Net Asset Value of each non-managing member’s capital account in a Series (a 0.65% annual rate). The Managing Member may waive or reduce its management fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction. There were no waived management fees for the three and nine months ended September 30, 2011 and 2010. The management fees for the three and nine months ended September 30, 2011 and 2010 were as follows and are reflected in the statements of operations.

	Nine months ended
	September 30, 2011	September 30, 2010
Total Index Series	$1,702,336	$1,074,413
Agricultural Sector Series	84,144	80,649
Energy Sector Series	—	10,726

	Three months ended
	September 30, 2011	September 30, 2010
Total Index Series	$520,234	$426,107
Agricultural Sector Series	25,793	25,303
Energy Sector Series	—	1,409

Beginning June 1, 2010, each Series began to pay the Managing Member in respect of each non-managing member in the Series, monthly in arrears, a support services fee equal to 0.0083 of 1% of the month-end Net Asset Value of each non-managing member’s capital account in a Series (a 0.10% annual rate). The Managing Member may waive or reduce its support services fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction. The Managing Member anticipates that a substantial majority of the support services fee will be used to pay broker-dealers for distribution related services to the Company such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member. The support services fees for the three and nine months ended September 30, 2011 and 2010 were as follows and are reflected in the statements of operations.

Note 7. Fees and Expenses (Continued)

	Nine months ended
	September 30, 2011	September 30, 2010
Total Index Series	$261,756	$84,240
Agricultural Sector Series	12,938	5,237
Energy Sector Series	—	426

	Three months ended
	September 30, 2011	September 30, 2010
Total Index Series	$79,993	$65,518
Agricultural Sector Series	3,966	3,891
Energy Sector Series	—	217

Non-managing members in a Series introduced to the Company by their selling agents are charged a monthly servicing fee of up to 1% per annum as agreed, or as otherwise agreed between the non-managing member and such non-managing member’s selling agent. The servicing fee is deducted from a non-managing member’s capital account and paid to such non-managing member’s selling agent monthly in arrears based on the month-end Net Asset Value of such non-managing member’s capital account. Non-managing members introduced through qualified advisors, including the marketing representative, Uhlmann Price Securities, LLC, will not be charged a servicing fee. Uhlmann Price Securities, LLC, an affiliate of the Managing Member, will be paid its introducing fee by the Managing Member without reimbursement from a Series or the Company. The Series incurred the following amount of servicing fees to the selling agents for the three and nine months ended September 30, 2011 and 2010, respectively.

	Nine months ended
	September 30, 2011	September 30, 2010
Total Index Series	$107,084	$87,478
Agricultural Sector Series	23,825	14,580
Energy Sector Series	—	71

	Three months ended
	September 30, 2011	September 30, 2010
Total Index Series	$32,727	$29,486
Agricultural Sector Series	7,341	5,765
Energy Sector Series	—	36

Non-managing members introduced to the Company by selling agents may also be charged an up-front sales commission up to 1% of such investment, or as otherwise agreed between the investor and such investor’s selling agent. Sales commissions for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Nine months ended
	September 30, 2011	September 30, 2010
Total Index Series	$16,607	$17,000
Agricultural Sector Series	8,853	13,631
Energy Sector Series	—	—

	Three months ended
	September 30, 2011	September 30, 2010
Total Index Series	$2,938	$250
Agricultural Sector Series	3,500	5,800
Energy Sector Series	—	—

Note 7. Fees and Expenses (Continued)

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

See Note 12. Subsequent Events.

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

Note 9. Financial Highlights

Financial highlights for non-managing members of each Series for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Total Index Series				Agricultural Sector Series
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2011 Unaudited	2010 Unaudited	2011 Unaudited	2010 Unaudited	2011 Unaudited	2010 Unaudited	2011 Unaudited	2010 Unaudited
Total Return	(12.41)%	13.64%	(11.89)%	1.75%	(8.52)%	25.38%	(15.29)%	10.28%

Ratios to average members’ equity (net assets)
Total expenses (1) (3)	0.89%	1.04%	0.91%	0.96%	1.25%	1.37%	1.21%	1.12%

Net investment income (loss) (2) (3)	(0.88)%	(1.01)%	(0.90)%	(0.91)%	(1.24)%	(1.33)%	(1.20)%	(1.09)%

	Energy Sector Series
	Three months ended September 30,		Nine months ended September 30,
	2011 Unaudited	2010 Unaudited	2011 Unaudited	2010 Unaudited
Total Return	—%	3.74%	—%	(7.61)%

Ratios to average members’ equity (net assets)
Total expenses (1)(3)	—%	1.95%	—%	1.59%

Net investment income (loss) (2) (3)	—%	(1.80)%	—%	(1.54)%

(1)	The ratio of operating expenses to average members’ equity (net asset) values does not include brokerage commissions.
(2)	Net investment loss does not include net realized and unrealized gains and losses and the related brokerage commissions of the Series.
(3)	Annualized.

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

Note 11. Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2011, the statements of operations for the three and nine months ended September 30, 2011 and 2010 and changes in members’ equity (net assets) for the three and nine months ended September 30, 2011 and 2010 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of September 30, 2011, results of

Note 11. Interim Financial Statements (Continued)

operations for the three and nine months ended September 30, 2011 and 2010 and changes in members’ equity (net asset) for the three and nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K as filed with the SEC.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

Subsequent to September 30, 2011, subscriptions and withdrawals of interests were as follows:

	Total Index Series		Agricultural Sector Series		Energy Sector Series		Total for RICI ® Linked - PAM Advisors Fund, LLC
	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals
October	$3,823,161	$2,231,954	$238,997	$149,730	$—	$—	$4,062,158	$2,381,684
November	3,821,969	—	149,750	—	—	—	3,971,719	—

Total	$7,645,130	$2,231,954	$388,747	$149,730	$—	$—	$8,033,877	$2,381,684

On October 31, 2011, MF Global Holdings Ltd., the parent company of MF Global Inc., then the Company’s futures commission merchant, filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The Securities and Exchange Commission and CFTC agreed that a SIPC-lead bankruptcy of MF Global Inc. would be the safest and most prudent course of action to protect customer accounts and assets and SIPC initiated the liquidation of MF Global Inc. under the Securities Investor Protection Act. As of October 31, 2011 the Company held approximately 12% of its assets in customer segregated accounts at MF Global Inc. The CFTC has stated that there is a shortfall in customer segregated accounts, although as of November 14, 2011, the true extent of such shortfall remains unknown. Although some assets have been transferred from MF Global Inc. to the Company’s new futures commission merchant, ADM Investor Services, as of November 14, 2011, the Managing Member believes that a portion of the Company’s assets are, and may remain for sometime, illiquid, but does not have sufficient information to estimate accurately how long such assets may be unavailable to the Company or the percentage of assets that may be lost. Notwithstanding the foregoing, each of the Series are currently continuing their operations tracking the Index, or a sub-index thereof, and anticipate continuing to do so for the foreseeable future.

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

LIQUIDITY

The Company generally holds approximately 90% of its assets as cash, cash equivalents in U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions. The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses. Price Asset Management, Inc. (the “Managing Member”) will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the futures trading, the Company’s assets are highly liquid and are expected to remain so. During its operations through September 30, 2011, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

On October 31, 2011, MF Global Holdings Ltd., the parent company of MF Global Inc., then the Company’s futures commission merchant, filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The Securities and Exchange Commission and CFTC agreed that a SIPC-lead bankruptcy of MF Global Inc. would be the safest and most prudent course of action to protect customer accounts and assets and SIPC initiated the liquidation of MF Global Inc. under the Securities Investor Protection Act. As of October 31, 2011 the Company held approximately 12% of its assets in customer segregated accounts at MF Global Inc. The CFTC has stated that there is a shortfall in customer segregated accounts, although as of November 14, 2011, the true extent of such shortfall remains unknown. Although some assets have been transferred from MF Global Inc. to the Company’s new futures commission merchant, ADM Investor Services, as of November 14, 2011, the Managing Member believes that a portion of the Company’s assets are, and may remain for sometime, illiquid, but does not have sufficient information to estimate accurately how long such assets may be unavailable to the Company or the percentage of assets that may be lost. Notwithstanding the foregoing, each of the Series are currently continuing their operations tracking the Index, or a sub-index thereof, and anticipate continuing to do so for the foreseeable future.

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

RESULTS OF OPERATIONS

The rules the Managing Member follows in replicating the Index or a Sub-Index, on behalf of the Company, on a Series by Series basis, do not predict price movements, nor do they rely on fundamental economic supply or demand analysis or on macroeconomic assessments of the relative strengths of different national economies or economic sectors. Instead, the rules are designed to follow passively, on an essentially unleveraged basis, changes in an index of raw materials traded in the world markets and, unlike with operating companies, operational or micro-economic trends have no relevance to the results. Generally, if prices of the relevant commodities rise, then the value of an investment should appreciate. Correspondingly, if prices of the relevant commodities decline, then the value of an investment should go down.

The performance summary set forth below is an outline description of how the Company, on a Series by Series basis, has performed in the past. The portfolios of the Series are marked-to-market every trading day and their trading accounts are credited or debited with their daily gains or losses. Past performance is not necessarily indicative of how they will perform in the future.

Three Months ended September 30, 2011

Total Index Series

During the third quarter of 2011, the Total Index Series achieved a net realized and unrealized loss of $40,295,436 from its trading operations, which is net of brokerage commissions of $120,244. The Total Index Series incurred total expenses of $741,366 including $520,234 in Management Fees (paid to the Managing Member), $32,727 in Servicing Fees (paid to selling agents), $108,412 in operating expenses, and $79,993 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Total Index series earned $3,446 in interest income. An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% (Loss)
Agricultural	(2.49)%
Energy	(6.16)%
Metals	(3.38)%

Total Portfolio	(12.03)%

The Total Index Series posted a net gain of 2.4% in July. All three sectors, agricultural, energy and metals, posted gains of 0.61%, 0.60% and 1.15%, respectively. Highest grossing commodities for the Total Index Series’ performance in July were silver, sugar, palladium, rice and soft red winter wheat.

The Total Index Series posted a net loss of (0.3)% in August. The agricultural sector posted a gain of 2.14% while the energy and metals sectors posted net losses of (1.96)% and (0.43)%, respectively. The highest grossing commodities for the Total Index Series’ performance in August were coffee, corn, hard red winter wheat, gold and soft red winter wheat.

The Total Index Series posted a net loss of (14.1)% in September. All three sectors, agricultural, energy and metals posted losses of (5.24)%, (4.79)% and (4.11)%, respectively. Highest grossing commodities for the Total Index Series’ performance in September were lean hogs, live cattle, azuki beans, rapeseed and greasy wool.

Agricultural Index Series

During the third quarter of 2011, the Agricultural Index Series achieved a net realized and unrealized loss of $1,379,550 from its trading operations, which is net of brokerage commissions of $5,970. The Agricultural Index Series incurred total expenses of $50,919, including $25,793 in Management Fees (paid to the Managing Member), $7,341 in Servicing Fees (paid to selling agents), $13,819 in operating expenses, and $3,966 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Agricultural Index Series earned $443 in interest income.

The Agricultural Index Series posted a net gain of 1.58% in July. Highest grossing commodities for the Agricultural Index Series’ performance in July were sugar, rice, soft red winter wheat, soybean meal and hard red winter wheat.

The Agricultural Index Series posted a net gain of 6.00% in August. Highest grossing commodities for the Agricultural Index Series’ performance in August were coffee, corn, hard red winter wheat, soft red winter wheat and rice.

The Agricultural Index Series posted a net loss of (15.03)% in September. Highest grossing commodities for the Agricultural Index Series’ performance in September were lean hogs, live cattle, azuki beans, rapeseed and greasy wool.

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

The Total Index Series posted a net loss of (2.90)% in August. The agricultural and metals sectors posted gains of 0.80% and 0.16%, respectively, while the energy sector posted a loss of (3.86)%. Highest grossing commodities for the Total Index Series’ performance in August were cotton, corn, tin, silver and rubber.

The Total Index Series posted a net gain of 7.99% in September. All three sectors, agricultural, energy and metals, posted gains of 2.77%, 3.31% and 1.91%, respectively. Highest grossing commodities for the Total Index Series’ performance in September were oats, sugar, cotton, tin and aluminum.

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

The Agricultural Index Series posted a net gain of 2.03% in August. Highest grossing commodities for the Agricultural Index Series’ performance in August were cotton, corn, and rubber.

The Agricultural Index Series posted a net gain of 8.26% in September. Highest grossing commodities for the Agricultural Index Series’ performance in September were oats, sugar, cotton, corn and soybean oil.

Energy Index Series

During the third quarter of 2010, the Energy Index Series traded through the month ending July 31, 2010. The Energy Index Series achieved a net realized and unrealized gain of $97,566 from its trading operations, which is net of brokerage commissions of $480. The Energy Index Series incurred total expenses of $3,863, including $1,409 in Management Fees (paid to the Managing Member), $36 in Servicing Fees (paid to selling agents), $2,201 in operating expenses and $217 in Support Services Fees. The Energy Index Series earned $284 in interest income.

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

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Company trades in futures, and may trade in forward and swap, contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Company at the same time, the Company could experience substantial losses. Because the Company is designed to replicate the Index, or a Sub-Index, the Managing Member adjusts the Company’s portfolios, on a Series by Series basis, only as necessary to accommodate expirations in particular commodity futures contracts and to adjust overall position size for changes resulting from subscriptions and withdrawals. The Managing Member does not exercise discretion over the positions a Series maintains. Consequently, the Managing Member does not apply risk management techniques in its trading decisions. The Company initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques. The Company maintains approximately 90% of its assets in cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions, for which the Managing Member believes the market-risk to be minimal.

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

CONTRACTUAL OBLIGATIONS

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts. All such contracts are settled by offset, not delivery. The Financial Statements of the Company present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the open futures and other contracts at September 30, 2011 and December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

The Managing Member, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Company and each Series as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Company and each Series.

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

PART II – OTHER INFORMATION

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

Over-the-counter derivative dealers will be required to register with the SEC and/or CFTC. Dealers will be subject to minimum capital and margin requirements. These requirements may apply irrespective of whether the over-the-counter derivatives in question are exchange-traded or cleared. Over-the-counter derivatives dealers will also be subject to new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements may increase the overall costs for over-the-counter derivative dealers, which are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer marks. The overall impact of the Reform Act on the Company is highly uncertain and it is unclear how the over-the-counter derivatives markets will adapt to this new regulatory regime.

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

Failure of Futures Commission Merchants. FCMs are required to segregate assets pursuant to CFTC regulations. If the assets of a Series were not so segregated, a Series would be subject to the risk of the failure of such FCMs. Even given proper segregation, in the event of the insolvency of an FCM, a Series may be subject to a risk of loss of its funds and would be able to recover only a pro rata share (together with all other commodity customers of such FCM) of assets, such as United States Treasury bills, specifically traceable to the account of a Series and its Investors. In commodity broker insolvencies, customers have, in fact, been unable to recover from the broker’s estate the full amount of their “customer” funds. In addition, under certain circumstances, such as the inability of another client of an FCM or the FCM itself to satisfy substantial deficiencies in such other client’s account, a client may be subject to a risk of loss of the funds on deposit with the FCM, even if such funds are properly segregated. In the case of any such bankruptcy or client loss, a client might recover only a pro rata share of all property available for distribution to all of the FCM’s clients or possibly, nothing at all, and, as demonstrated by the recent bankruptcy liquidation of MF Global Inc., FCM client funds held by an FCM in bankruptcy may not be distributed promptly and may subject to a lengthy claims process.

CFTC Regulations permit FCMs to invest customer funds in a number of, generally high quality and generally interest bearing, financial instruments. Such financial instruments may, nevertheless, prove to be riskier than expected and may lose value.

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

During the third fiscal quarter of 2011, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: July: $4,172,670; August: $4,348,954; and September: $3,828,465.

During the third fiscal quarter of 2011, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts: July: $60,535; August: $274,500; and September: $845,222.

During the third quarter of 2011, the Energy Sector Series issued no Interests.

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

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended September 30, 2011:

Date of Closing	Total Amount of Withdrawals
July 31, 2011	$2,930,079
August 31, 2011	$2,696,728
September 30, 2011	$1,484,964

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended September 30, 2011:

Date of Closing	Total Amount of Withdrawals
July 31, 2011	$462,577
August 31, 2011	$146,602
September 30, 2011	$140,917

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2011, filed with the SEC on November 14, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Unaudited Consolidated Statements of Operations for the quarters and years to date ended September 30, 2011 and September 30, 2010, (iii) the Unaudited Consolidated Statements of Cash Flows for the years to date ended September 30, 2011 and September 30, 2010, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011	RICI® Linked –PAM Advisors Fund, LLC
(Registrant)

By: Price Asset Management, Inc.
Managing Member

By: /s/ Walter Thomas Price III
Walter Thomas Price III
Principal Executive Officer

By: /s/ Allen D. Goodman
Allen D. Goodman
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2011, filed with the SEC on November 14, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Unaudited Consolidated Statements of Operations for the quarters and years to date ended September 30, 2011 and September 30, 2010, (iii) the Unaudited Consolidated Statements of Cash Flows for the years to date ended September 30, 2011 and September 30, 2010, and (iv) Notes to Unaudited Consolidated Financial Statements.

E-1