Form 10-K
period 2011-12-31
RICI Linked - PAM Advisors Fund, LLC
filed 2012-03-30
CIK 1462567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-53647

RICI® Linked – PAM Advisors Fund, LLC

(Exact name of registrant as specified in its charter)

Delaware	38-3743129
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Price Asset Management, Inc.

141 West Jackson Blvd., Suite 1320A

Chicago, IL 60604

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (877)-261-4400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

RICI® Linked – PAM Total Index Series LLC Interests

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2011, 2010 and 2009 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2011, is incorporated by reference into Part I Item 1, Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.	Business

(a) General development of business

RICI® Linked – PAM Advisors Fund, LLC (the “Company”) is currently offering four series (each, a “Series”) of limited liability company interests: the RICI® Linked – PAM Total Index Series (the “Total Index Series”), the RICI® Linked – PAM Agricultural Sector Series (the “Agricultural Sector Series”), the RICI® Linked – PAM Energy Sector Series (the “Energy Sector Series”) and the RICI® Linked – PAM Metals Sector Series (the “Metals Sector Series”). The Total Index Series, Agricultural Sector Series and Energy Sector Series commenced operations on May 8, 2007, February 7, 2008 and January 1, 2010, respectively. The Energy Sector Series ceased operations after paying out withdrawal proceeds with respect to the July 31, 2010 withdrawal date. The Metals Sector Series has not yet commenced operations.

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

The Company is a Delaware series limited liability company organized on October 3, 2006 under the Delaware Limited Liability Company Act (the “Act”) issuing different Series of limited liability company interests (the “Interests”). Section 18-215 of the Act provides that, if certain conditions (as set forth in Section 18-215) are met, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series shall be enforceable only against the assets of such series and not against the assets of the limited liability company generally or any other series and that the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the limited liability company generally or any other series shall not be enforceable against the assets of such particular series. Accordingly, the assets of any one Series include only those funds and other assets that are paid to, held by or distributed to the Company on account of and for the benefit of such Series, including, without limitation, funds delivered to the Company for the purchase of interests in such Series, and the liabilities of the Company generally or of any other Series are not chargeable against the assets of such Series; provided, however, that if there are assets or liabilities of the Company that are not readily associated with a particular Series, the Managing Member will allocate such assets or liabilities between or among any one or more Series in a fair and equitable manner in accordance with the terms of the Company’s Fourth Amended and Restated Limited Liability Company Agreement, as supplemented (the “Operating Agreement”) (see Section 6(b)).

Under its Operating Agreement, the Company has delegated all aspects of the Company’s and Series’ management to PAM. Accordingly, PAM controls and manages the business of the Company and each Series, and members of the Company (“Members”), all of whom hold Interests in one of the Series of the Company, have no right to participate in management or control of the Company or any Series.

As of February 29, 2012, the aggregate net asset value of the Total Index Series was $310,413,813 and the aggregate net asset value of the Agricultural Sector Series was $12,959,578. The Energy Sector Series ceased operations as of July 31, 2010 and the Metals Sector Series has not yet commenced operations.

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

(b) Financial information about industry segments

The Company’s business constitutes only one segment, i.e., a speculative commodity pool. The Company does not engage in sales of goods and services. Financial information regarding the Company’s business is set forth in the Company’s Financial Statements included as Exhibit 13.01 to this report.

(c) Narrative description of business

General

The assets of the Company are managed by PAM to replicate, as closely as possible, the positions represented by the Rogers International Commodity Index® (the “Index”), or a specific sub-sector of the Index (each, a “Sub-Index”). The Index is a composite, U.S. dollar-based, total return index created by James Beeland Rogers, Jr. (“Mr. Rogers”) in July 1998. The Index was designed to meet the need for consistent investing in a broad based international vehicle; it represents the value of a basket of commodities consumed in the global economy, including agricultural, energy and metal products. The Index is tracked via futures contracts on 38 different exchange-traded physical commodities, quoted in five currencies, listed on thirteen exchanges in six countries and weighted based on an assessment of each commodity’s relative importance to international commerce. The specific components and weighting of the Index are determined by Mr. Rogers and a committee consisting of representatives of a number of providers and/or distributors of investment products linked to the Index (the “RICI® Committee”), although Mr. Rogers is the final arbiter with respect to any changes of the Index’s components or their weightings. Each Sub-Index consists of between six and twenty-two commodity futures contracts, weighted within such Sub-Index as is reflected by the weighting of each such component within the Index as a whole. For example, if corn represents 4.75% of the Index and agricultural commodities together represent 34.9% of the Index, corn will represent 13.61% of the agricultural Sub-Index.

The assets of the Company will generally consist of cash, cash equivalents with maturities of three months or less at date of acquisition, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other investments authorized by the CFTC, shares of mutual funds, certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits) and, to replicate the Index or Sub-Index, as appropriate, futures contracts listed and actively traded on domestic and foreign regulated futures exchanges. The assets could also include over-the-counter forward contracts and swaps in lieu of corresponding futures contracts if PAM, in its sole discretion, decides that such substitution is in the best interests of the Company. The Company may also trade currency forward contracts in connection with hedging the Company’s currency exchange rate risk related to the Company’s non-U.S. dollar denominated futures positions. PAM has authority over the Company’s assets to trade in the futures, forward and swap markets. ADM Investor Services, Inc. (“ADM”) currently serves as the clearing broker of the Company and Price Futures Group, Inc. (“PFG”), an introducing broker registered with the CFTC, serves as introducing broker.

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

The current components of the Index and each Sub-Index and their weightings are available at: http://www.rogersrawmaterials.com/weight.asp.

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

Regulation

Under the Commodity Exchange Act, as amended (“CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. The National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of CTAs, CPOs, futures commission merchants (an “FCM”), introducing brokers (an “IB”) and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires CPOs and CTAs, such as PAM, commodity brokers or FCMs, such as ADM, and IBs, such as PFG, to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a CPO’s or a CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of PAM as a CPO or a CTA were terminated or suspended, PAM would be unable to continue to manage the business of the Company. Should PAM’s registration be suspended, termination of the Company might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In November 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. These position limits are not yet effective and there is considerable uncertainty surrounding their application. All accounts controlled by the Managing Member are combined for speculative position limit purposes. The Managing Member believes that the limits are sufficiently large that they should not restrict any Series.

Currency forward contracts are not currently subject to regulation by any United States (“U.S.”) government agency. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010. The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time. The Reform Act will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by the Reform Act may result in the Company bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The Reform Act also amended the definition of “eligible contract participant,” and the CFTC is interpreting that definition in a such manner that the Company may no longer be permitted to engage in currency forward transactions by directly accessing the interbank market. Rather, the Company may be limited to engaging in “retail forex transactions” which could limit the Company’s potential currency forward counterparties. Thus, limiting the Company’s potential currency forward counterparties could lead to the Company bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees. The “retail forex” markets could also be significantly less liquid than the interbank market. Moreover, the creditworthiness of the currency forward counterparties with whom the Company may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Company currently engages for its currency forward transactions. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the Managing Member would otherwise recommend, to the possible detriment of the Company.

(i) through (xii)—not applicable.

(xiii) the Company has no employees.

(d) Financial information about geographic areas

The Company does not engage in material operations in foreign countries (although it does trade from the U.S. in foreign currency forward contracts and on foreign futures exchanges), nor is a material portion of its revenues derived from foreign customers.

Item 1A.	Risk Factors

Risk of Loss. An Investor may incur significant losses on an investment in the Company. The Managing Member cannot provide any assurance that Members will not lose all or substantially all of their investment.

Past Performance is Not Necessarily Indicative of Future Results. The past performance of each Series (if any) and of the Managing Member is not necessarily indicative of future results. For a Series to be profitable, the aggregate value of the futures contracts in the Series’ portfolio (including interest income) must increase at a rate that exceeds the Series’ expenses.

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

Markets May Be Illiquid or Disrupted. Most U.S. futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily limits.” During a single trading day, no trades may be executed in such contracts at prices beyond the daily limit. Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent a Series from executing trades and subject a Series to substantial losses. Also, the CFTC or exchanges may suspend or limit trading. Trading on non-U.S. exchanges and in the forward currency markets is not subject to daily limits, although such trading is also subject to periods of significant illiquidity.

Failure of Brokerage Firms and Forward and Swaps Market Participants. The CEA requires a clearing broker to segregate all funds received from such broker’s customers in respect of futures (but not forward) transactions from such broker’s proprietary funds. If any of a Series’ commodity brokers were not to do so to the full extent required by law, or in the event of a substantial default by one or more of such broker’s other customers, the assets of a Series might not be fully protected in the event of the bankruptcy of such broker. Furthermore, in the event of such a bankruptcy, a Series would be limited to recovering only a pro rata share of all available funds segregated on behalf of the affected commodity broker’s combined customer accounts, even though certain property specifically traceable to a Series (for example, U.S. Treasury bills or cash deposited by a Series with such broker) was held by such broker, and, as demonstrated by the recent insolvency and liquidation of MF Global, customer funds held by a broker in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process. Commodity broker bankruptcies have occurred in which customers were not able to recover from the broker’s estate the full amount of their funds on deposit with such broker and owing to them, and it is possible in a commodity broker bankruptcy that customers recover nothing. Commodity broker bankruptcies are not insured by any governmental agency, and Members would not have the benefit of any protection such as that afforded customers of bankrupt securities broker-dealers by SIPC.

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

None of the CFTC, NFA, futures exchanges or banking authorities currently regulate forward trading with respect to “eligible contract participants” such as the Series. Because a Series may trade in the forward markets, Members must recognize that this portion of a Series’ activity takes place in unregulated markets rather than on futures exchanges subject to the jurisdiction of the CFTC or other regulatory bodies. While the forward markets are well established, it is impossible to predict how, given certain unusual market scenarios, the unregulated nature of these markets might affect a Series.

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

Trading on Futures Exchanges outside the U.S. The Managing Member trades on futures exchanges outside the U.S. on behalf of a Series. Trading on such exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges. For example, some foreign exchanges are “principals’ markets” in which performance is the responsibility only of the individual member with whom a Series has traded, not that of the exchange or a clearing facility. In such cases, a Series will be subject to the risk that the Member with whom the Series has traded is unable or unwilling to perform its obligations under the transaction. Trading on foreign exchanges also involves the additional risks of expropriation, burdensome or confiscatory taxation, moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect a Series’ trading activities. In trading on foreign exchanges, a Series is also subject to the risk of changes in the exchange rates between the U.S. dollar and the currencies in which the foreign contracts are settled.

Failure of Futures Commission Merchants. FCMs are required to segregate assets pursuant to CFTC regulations. If the assets of a Series were not so segregated, a Series would be subject to the risk of the failure of such FCMs. Even given proper segregation, in the event of the insolvency of an FCM, a Series may be subject to a risk of loss of its funds and would be able to recover only a pro rata share (together with all other commodity customers of such FCM) of assets, such as U.S. Treasury bills, specifically traceable to the account of a Series and its investors. In commodity broker insolvencies, customers have, in fact, been unable to recover from the broker’s estate the full amount of their “customer” funds. In addition, under certain circumstances, such as the inability of another client of an FCM or the FCM itself to satisfy substantial deficiencies in such other client’s account, a client may be subject to a risk of loss of the funds on deposit with the FCM, even if such funds are properly segregated. In the case of any such bankruptcy or client loss, a client might recover only a pro rata share of all property available for distribution to all of the FCM’s clients or possibly, nothing at all.

Substantial Charges to each Series. Each Series is obligated to pay brokerage commissions to third party brokers, a monthly management fee and support services fee to the Managing Member, a servicing fee to Selling Agents (if applicable), and the operating expenses of such Series and the Company regardless of whether the Series is profitable. Forward or swaps trading, if any, will be conducted in a principals’ market in which counterparties buy and sell among each other and include a “bid-ask” spread in their pricing. These spreads represent an unknowable execution cost.

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

Multi-Class Structure. Given the adverse impact of the MF Global liquidation and surrounding events, the Company is issuing separate classes of Interests to Members who first invest in the Total Index Series or the Agricultural Sector Series on or after November 1, 2011. Members in these separate classes of Interests will not participate in any losses related to the MF Global liquidation nor will they participate in the recoveries from MF Global or the reversals of any reserves or losses taken related to the MF Global liquidation. Notwithstanding the foregoing, the classes of Interests related to the same Series, whether issued before, on or after November 1, 2011, are not separate single legal entities and creditors of a Series may, absent contrary contractual provisions, enforce claims against all assets of such Series notwithstanding that the creditor’s claims may relate to a single class of Interests within that Series.

Termination of License to the Index and of Trading Activities. The Company has been granted a license to use the Index pursuant to a sub-licensing arrangement. If the license to the Index were to terminate, or the licensing arrangement with the Company were to otherwise terminate, and if the Company was not able to otherwise license the use of the Index, the Company will terminate the offering of its Interests and, if a Series were to experience sufficient withdrawals such that its assets were not sufficient to trade the Index or relevant Sub-Index, such Series would terminate its trading activities, possibly incurring losses in doing so.

Other Clients of the Managing Member and Its Affiliates. The Managing Member manages accounts other than the Company’s, and may manage accounts in which the Managing Member, its principals and employees have significant investments. Such accounts compete with the Company for the time and attention of the Managing Member as well as for the same or similar positions in the futures and forward markets.

Possible Adverse Effects of Increasing the Assets Managed by the Managing Member. The Managing Member has not agreed to limit the amount of additional investments which it may manage pursuant to the trading strategies applied to the Series. The rates of return achieved by trading advisors often tend to degrade as assets under management increase. Although the Managing Member pursues a long only index strategy, there can be no assurance that the Managing Member’s trading strategy will not be adversely affected by additional investments accepted by the Managing Member.

Dependence on Key Personnel. Despite the systematic, index tracking method used by the Managing Member, it is dependent on the services of a limited number of key persons. The loss of any such persons could make it more difficult for the Managing Member to continue to manage the Company.

Limited Ability to Liquidate Investment in Interests. An investment in an Interest cannot be immediately liquidated by a Member. Interests may be transferred only under limited circumstances and no market for Interests will exist at any time. A Member can liquidate his investment through withdrawal of his Interest. A Member may require a Series to withdraw all or a portion of his Interest as of the last day of any month, on five business days’ written notice to the Managing Member. Because notices of withdrawal must be submitted in advance of the actual withdrawal date, the value received upon withdrawal may differ significantly from the value of the Interest at the time a decision to withdraw is made. Furthermore, because withdrawals occur only after notice periods, Investors are not able to select the value, or even the approximate value, at which they will withdraw their Interests. Withdrawals from any Series made prior to the end of the sixth full calendar month following an Investor’s initial investment in such Series are also generally subject to a withdrawal charge, payable to the Series, equal to 1% of the amount withdrawn.

Conflicts of Interest. The Company is subject to a number of actual and potential conflicts of interest. Such conflicts include, among other things, the possibility of the Managing Member, a commodity broker for the Company or any of their respective affiliates favoring other customer accounts or their own proprietary trading in certain respects over that of any Series.

Members Will Not Participate in Management. Members will not be entitled to participate in the management of the Company, a Series or the conduct of their business.

Possibility of Tax Audit of the Company. There can be no assurance that the Company’s tax returns will not be audited by the Internal Revenue Service or that adjustments to such returns will not be made as a result of such an audit. If an audit results in an adjustment, Members may be required to pay additional taxes, plus interest and possibly penalties.

Possible Changes in the Tax Code. In recent years, the U.S. federal income tax law has undergone repeated and substantial changes, a number of which have been materially adverse, or potentially materially adverse, to investment partnerships. It is impossible to predict what the effect of future changes in the Internal Revenue Code of 1986, as amended will be on an investment in the Company.

Accounting for Uncertainty in Income Taxes. Accounting Standards Codification Topic No. 740, “Income Taxes” (in part formerly known as FASB Interpretation No. 48 “FIN 48”) (“ASC 740”), provides guidance on the recognition of uncertain tax positions. ASC 740 prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in an entity’s financial statements. It also provides guidance on recognition, measurement, classification and interest and penalties with respect to tax positions. A prospective investor should be aware that, among other things, ASC 740 could have a material adverse effect on the periodic calculations of the Net Asset Value of a Series, including reducing the Net Asset Value of a Series to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by a Series. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from a Series.

Statutory Regulation. Although the Company and the Managing Member are subject to regulation by the CFTC, the Company is not registered under the Investment Company Act of 1940, as amended. Investors are, therefore, not accorded the protection provided by such legislation.

Future Regulatory and Market Changes. The regulation of the U.S. commodities markets has undergone substantial change in recent years, a process which is expected to continue, particularly as rules are enacted by the CFTC pursuant to the Reform Act.

In addition to regulatory changes, the economic features of the markets to be traded by a Series have undergone, and are expected to continue to undergo, rapid and substantial changes as new strategies and instruments are introduced. Furthermore, the number of participants, particularly institutional participants, in the futures, forward and swap markets appears to have expanded substantially. There can be no assurance as to how the Managing Member will perform given the changes to, and increased competition in, the marketplace.

Item 1B.	Unresolved Staff Comments

Not required.

Item 2.	Properties

The Company does not own or use any physical properties in the conduct of its business. PAM performs all administrative services for the Company from PAM’s offices at 141 West Jackson Blvd., Suite 1320A, Chicago, IL, 60604.

Item 3.	Legal Proceedings

The Company is not aware of any pending legal proceedings to which either the Company is a party or to which any of its assets are subject. In addition, there are no pending material legal proceedings involving PAM. The Company has no subsidiaries.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

(a) Market Information

There is no trading market for the Interests, and none is likely to develop. Interests may be withdrawn or transferred subject to the conditions imposed by the Operating Agreement.

(b) Holders

As of February 29, 2012, there were 1441 holders of Total Index Series Interests, 114 holders of Agricultural Sector Series Interests, 0 holders of Energy Sector Series Interests and 0 holders of Metal Sector Series Interests.

(c) Dividends

None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

The Company uses proceeds from sales of securities for futures trading.

During the last fiscal quarter of 2011, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: October – $3,823,161, November – $3,820,926 and December – $956,000.

During the last fiscal quarter of 2011, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts: October – $238,997, November – $149,750 and December – $54,000.

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

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended December 31, 2011:

Date of Closing	Total Amount of Withdrawals
October 31, 2011	$2,193,008
November 30, 2011	$2,646,580
December 31, 2011	$4,148,997

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended December 31, 2011:

Date of Closing	Total Amount of Withdrawals
October 31, 2011	$144,997
November 30, 2011	$1,281,605
December 31, 2011	$1,364,418

Item 6.	Selected Financial Data

The following selected financial data of the Total Index Series, the Agricultural Sector Series, the Energy Sector Series and the Company as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is derived from the financial statements that have been audited by McGladrey & Pullen, LLP, independent auditors. This financial data should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Prospectus and with Management's Discussion and Analysis of Results of Operations and Financial Condition which follows.

Selected Financial Data

As of and for the years ended December 31, 2011, 2010, 2009, 2008 & 2007

RICI Linked—PAM Total Index Series

	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the Year ended December 31, 2009	For the Year ended December 31, 2008	For the Period ended December 31, 2007
Revenue
Net realized and unrealized gains (losses)	$(21,538,930)	$56,542,242	$32,241,779	$(78,131,564)	$9,795,840
Interest Income	34,465	102,472	415,529	3,825,981	1,168,039
MF Global loss	(7,330,679)	—	—	—	—
Expenses
Administrative expenses	939,643	706,839	562,888	365,112	160,790
Brokerage Commissions	577,517	486,898	313,291	289,531	60,954
Management Fees	2,194,951	1,568,683	829,571	890,886	244,531

Net Income (Loss)	$(32,547,255)	$53,882,294	$30,951,558	$(75,851,112)	$10,497,604

Net Assets	$293,026,367	$325,618,371	$181,692,173	$86,021,475	$89,147,063

*	The Total Index Series commenced operations on May 8, 2007.

Selected Financial Data

As of and for the years ended December 31, 2011, 2010, 2009, 2008 & 2007

RICI Linked—PAM Agricultural Sector Series

	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the Year ended December 31, 2009	For the Year ended December 31, 2008	For the Period ended December 31, 2007
Revenue
Net realized and unrealized gains (losses)	$(2,781,852)	$4,792,177	$703,545	$(7,420,911)	$—
Interest Income	1,752	4,957	65,416	277,761	—
MF Global loss	(486,844)	—	—	—	—
Expenses
Administrative expenses	97,824	80,570	62,372	73,915	—
Brokerage Commissions	34,806	43,746	36,711	38,835	—
Management Fees	106,704	107,079	74,543	83,043	—

Net Income (Loss)	$(3,506,278)	$4,565,739	$595,335	$(7,338,943)	$—

Net Assets	$11,588,246	$17,558,469	$10,104,050	$11,813,447	$—

*	The Agricultural Sector Series commenced operations on February 7, 2008.

Selected Financial Data

As of and for the years ended December 31, 2011, 2010, 2009, 2008 & 2007

RICI Linked—PAM Energy Sector Series

	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the Year ended December 31, 2009	For the Year ended December 31, 2008	For the Period ended December 31, 2007
Revenue
Net realized and unrealized gains (losses)	$—	$(204,828)	$—	$—	$—
Interest Income	—	883	—	—	—
MF Global loss	—	—	—	—	—
Expenses
Administrative expenses	—	15,784	—	—	—
Brokerage Commissions	—	3,433	—	—	—
Management Fees	—	10,726	—	—	—

Net Income (Loss)	$—	$(233,888)	$—	$—	$—

Net Assets	$—	$—	$—	$—	$—

*	The Energy Sector Series commenced operations on January 1, 2010 but ceased operations after paying out withdrawal proceeds with respect to the July 31, 2010 withdrawal date.

Selected Financial Data

As of and for the years ended December 31, 2011, 2010, 2009, 2008 & 2007

RICI Linked—PAM Advisors LLC

	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the Year ended December 31, 2009	For the Year ended December 31, 2008	For the Period ended December 31, 2007
Revenue
Net realized and unrealized gains (losses)	$(24,320,782)	$61,129,591	$32,945,324	$(85,552,475)	$9,795,840
Interest Income	36,217	108,312	480,945	4,103,742	1,168,039
MF Global loss	(7,817,523)	—	—	—	—
Expenses
Administrative expenses	1,037,467	803,193	625,260	439,027	160,790
Brokerage Commissions	612,323	534,077	350,002	328,366	60,954
Management Fees	2,301,655	1,686,488	904,114	973,929	244,531

Net Income (Loss)	$(36,053,533)	$58,214,145	$31,546,893	$(83,190,055)	$10,497,604

Net Assets	$304,614,613	$343,176,840	$191,796,223	$97,834,922	$89,147,063

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Company generally holds approximately 90% of its assets as cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions. The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses. The Managing Member will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Company’s futures trading, the Company’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2011, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

On October 31, 2011, MF Global Inc., the Company’s clearing broker at that time (“MF Global”), reported to the Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”) possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation led by the Securities Investor Protection Corporation (“SIPC”) would be the safest and most prudent course of action to protect customer accounts and assets, and a SIPC led liquidation commenced. The Company held assets in customer segregated and secured amount accounts on deposit as required to support futures positions at MF Global as of October 31, 2011, although the majority of the Company’s assets were then, and are now, held in bank custody accounts.

On November 21, 2011, the liquidation trustee for MF Global (the “Trustee”) made a statement that the apparent shortfall in MF Global segregated funds could be as much as $1.2 billion. In light of the foregoing, the inherent uncertainty in the timing and results of the liquidation process from the bankruptcy proceedings, and after consultation with professional advisors, the Managing Member made the decision to account for the Company’s estimated exposure to such shortfall by taking a reserve, in accordance with U.S. generally accepted accounting principles (“GAAP”), of $7,330,679 or 2.33% of the members’ equity of the Total Index Series and $486,844 or 3.17% of the members’ equity of the Agricultural Sector Series, although there can be no assurance that any actual shortfall will not be greater than the Trustee’s estimate or that missing segregated funds will not be located reducing the estimated shortfall. The remaining receivable from MF Global of $12,020,261, as of December 31, 2011, is estimated by management based upon information provided by the Trustee and may be subject to change in the near term. Given the adverse impact of the MF Global liquidation and surrounding events, the Company is issuing separate classes of Interests to Members (Class B Interests) who invest in the Total Index Series or the Agricultural Sector Series on or after November 1, 2011. Members in these separate classes of Interests will not participate in any potential future losses related to the MF Global liquidation nor will they participate in the recoveries from MF Global or the reversals of any reserves or losses taken related to the MF Global liquidation.

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

The preparation of financial statements in conformity with GAAP requires the Managing Member to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements. Based on the nature of the business and operations of the Company, the Managing Member believes that the estimates utilized in preparing the Company’s financial statements are appropriate and reasonable; however, actual results could differ from these estimates. The estimate of the receivable from MF Global is deemed a significant estimate as of December 31, 2011.

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

Three Months ended December 31, 2011

Total Index Series

During the fourth quarter of 2011, the Total Index Series achieved a net realized and unrealized gain of $13,637,860 from its trading operations, which is net of brokerage commissions of $158,244. The Total Index Series incurred total expenses of $719,687, including $492,614 in Management Fees (paid to the Managing Member), $28,790 in Servicing Fees (paid to selling agents), $122,537 in operating expenses, and $75,746 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Total Index series earned $2,873 in interest income. An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	Percentage Gain/(Loss)
Agricultural	(0.42)%
Energy	5.59%
Metals	(0.22)%

Total Portfolio	4.95%

The Total Index Series posted a net gain of 8.0% in October. All three sectors, agricultural, energy and metals, posted gains of 1.03%, 5.29% and 1.72%, respectively. Highest grossing commodities for the Total Index Series’ performance in October were crude oil, orange juice, silver, copper and nickel.

The Total Index Series posted a net loss of (1.3)% in November. The energy sector posted a net gain of 1.50%, while the agricultural and metals sectors posted losses of (2.32)% and (0.46)%, respectively. Highest grossing commodities for the Total Index Series’ performance in November were crude oil, orange juice, zinc, coffee and gas oil.

The Total Index Series posted a net loss of (1.8)% in December. The agricultural sector posted a net gain of 0.87% and the energy and metals sectors posted losses of (1.20)% and (1.48)%, respectively. Highest grossing commodities for the Total Index Series’ performance in December were milling wheat, KCBT wheat, lumber, palladium and nickel.

On November 21, 2011, the Trustee for MF Global made a statement that the apparent shortfall in MF Global segregated funds could be as much as $1.2 billion. In light of the foregoing, and after consultation with professional advisors, the Managing Member made the decision to account for the Total Index Series’ estimated exposure to such shortfall by taking a reserve (effectively, a write-off), in accordance with GAAP, of $7,330,679 or 2.33% of members’ equity reflected in October performance. This reserve is borne only by investors who were investors on October 31, 2011. If the reserve proves to be too great and in the future is reversed in part, affected investors who have redeemed will not benefit from such reversal. Similarly, if the reserve proves to be too little, affected investors who have redeemed will not bear the cost of any future additional reserve or write-down.

Agricultural Sector Series

During the fourth quarter of 2011, the Agricultural Sector Series achieved a net realized and unrealized loss of $258,715 from its trading operations, which is net of brokerage commissions of $9,981. The Agricultural Sector Series incurred total expenses of $44,899, including $22,560 in Management Fees (paid to the Managing Member), $6,142 in Servicing Fees (paid to selling agents), $12,728 in operating expenses, and $3,469 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Agricultural Sector Series earned $24 in interest income.

The Agricultural Sector Series posted a net gain of 2.75% in October. Highest grossing commodities for the Agricultural Sector Series’ performance in October were orange juice, corn, greasy wool, rice and cocoa.

The Agricultural Sector Series posted a net loss of (6.81)% in November. Highest grossing commodities for the Agricultural Sector Series’ performance in November were orange juice, coffee, azuki beans, live cattle and lean hogs.

The Agricultural Sector Series posted a net gain of 2.41% in December. Highest grossing commodities for the Agricultural Sector Series’ performance in December were milling wheat, hard winter wheat, soft winter wheat and corn.

On November 21, 2011, the liquidation Trustee for MF Global made a statement that the apparent shortfall in MF Global segregated funds could be as much as $1.2 billion. In light of the foregoing, and after consultation with professional advisors, the Managing Member made the decision to account for the Agricultural Sector Series’ estimated exposure to such shortfall by taking a reserve (effectively, a write-off), in accordance with GAAP, of $486,844 or 3.17% of members’ equity reflected in the October performance resulting in negative performance for that month. This reserve is borne only by investors who were investors on October 31, 2011. If the reserve proves to be too great and in the future is reversed in part, affected investors who have redeemed will not benefit from such reversal. Similarly, if the reserve proves to be too little, affected investors who have redeemed will not bear the cost of any future additional reserve or write-down.

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

Sector	Percentage Loss
Agricultural	(2.49)%
Energy	(6.16)%
Metals	(3.38)%

Total Portfolio	(12.03)%

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

Agricultural Sector Series

During the third quarter of 2011, the Agricultural Sector Series achieved a net realized and unrealized loss of $1,379,550 from its trading operations, which is net of brokerage commissions of $5,970. The Agricultural Sector Series incurred total expenses of $50,919, including $25,793 in Management Fees (paid to the Managing Member), $7,341 in Servicing Fees (paid to selling agents), $13,819 in operating expenses, and $3,966 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Agricultural Sector Series earned $443 in interest income.

The Agricultural Sector Series posted a net gain of 1.58% in July. Highest grossing commodities for the Agricultural Sector Series’ performance in July were sugar, rice, soft red winter wheat, soybean meal and hard red winter wheat.

The Agricultural Sector Series posted a net gain of 6.00% in August. Highest grossing commodities for the Agricultural Sector Series’ performance in August were coffee, corn, hard red winter wheat, soft red winter wheat and rice.

The Agricultural Sector Series posted a net loss of (15.03)% in September. Highest grossing commodities for the Agricultural Sector Series’ performance in September were lean hogs, live cattle, azuki beans, rapeseed and greasy wool.

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

Sector	Percentage Loss
Agricultural	(4.16)%
Energy	(3.26)%
Metals	(0.54)%

Total Portfolio	(7.96)%

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

Sector	Percentage Gain
Agricultural	1.96%
Energy	6.73%
Metals	0.93%

Total Portfolio	9.62%

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

Three Months ended December 31, 2010

Total Index Series

During the fourth quarter of 2010, the Total Index Series achieved a net realized and unrealized gain of $44,812,329 from its trading operations, which is net of brokerage commissions of $129,199. The Total Index Series incurred total expenses of $702,330, including $494,270 in Management Fees (paid to the Managing Member), $32,142 in Servicing Fees (paid to selling agents), $99,918 in operating expenses, and $76,000 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Total Index series earned $17,222 in interest income. An analysis of trading gains and losses (net of all trading fees and expenses) by market sector is as follows:

Sector	Percentage Gain
Agricultural	7.62%
Energy	5.17%
Metals	2.89%

Total Portfolio	15.68%

The Total Index Series posted a net gain of 4.77% in October. All three sectors, agricultural, energy and metals posted gains of 3.75%, 0.13% and 0.89%, respectively. Highest grossing commodities for the Total Index Series’ performance in October were hard winter wheat, sugar, cotton, corn and rice.

The Total Index Series posted a net loss of (0.32)% in November. The energy sector posted a net gain of 1.14%, and the agricultural and metals sector posted a net loss of (1.27)% and (0.19)%, respectively. Highest grossing commodities for the Total Index Series’ performance in November were silver, rubber, palladium, rapeseed and azuki beans.

The Total Index Series posted a net gain of 11.23% in December. All three sectors, agricultural, energy and metals posted gains of 5.14%, 3.89% and 2.20%, respectively. Highest grossing commodities for the Total Index Series’ performance in December were cotton, lumber, coffee, sugar and zinc.

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

Sector	Percentage Gain
Agricultural	8.12%
Energy	0.94%
Metals	4.45%

Total Portfolio	13.51%

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

Sector	Percentage Loss
Agricultural	(0.70)%
Energy	(5.06)%
Metals	(2.34)%

Total Portfolio	(8.10)%

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

Energy Sector Series

During the second quarter of 2010, the Energy Sector Series achieved a net realized and unrealized loss of $330,557 from its trading operations, which is net of brokerage commissions of $1,376. The Energy Sector Series incurred total expenses of $11,466, including $4,618 in Management Fees (paid to the Managing Member), $35 in Servicing Fees (paid to selling agents) and $6,605 in operating expenses. The Energy Sector Series also accrued $208 in Support Services Fees (accrued to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fee will be used to pay broker-dealers for distribution related services to the Energy Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Energy Sector Series earned $177 in interest income.

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

Sector	Percentage Gain/(Loss)
Agricultural	(3.50)%
Energy	0.83%
Metals	0.84%

Total Portfolio	(1.83)%

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

Sector	Percentage Gain
Agricultural	4.32%
Energy	3.67%
Metals	2.86%

Total Portfolio	10.85%

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

Sector	Percentage Gain/(Loss)
Agricultural	(0.86)%
Energy	(1.65)%
Metals	3.64%

Total Portfolio	1.13%

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

Sector	Percentage Gain
Agricultural	0.9%
Energy	11.2%
Metals	3.3%

Total Portfolio	15.4%

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

Agricultural Sector Series

During the second quarter of 2009, the Agricultural Sector Series achieved a net realized and unrealized gain of $279,200 from its trading operations, which is net of brokerage commissions of $9,516. The Agricultural Sector Series incurred total expenses of $38,807, including $18,263 in Management Fees (paid to the Managing Member), $5,215 in Servicing Fees (paid to selling agents) and $13,328 in operating expenses. The Agricultural Sector Series earned $8,475 in interest income.

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

Sector	Percentage Gain/(Loss)
Agricultural	(1.8)%
Energy	(4.0)%
Metals	1.9%

Total Portfolio	(3.9)%

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

The Total Index Series posted a net gain of 5.0% in March. All three sectors, agricultural, energy, and metals, posted gains of 1.76%, 1.72%, and 1.42%, respectively. Highest grossing commodities for the Total Index Series’ performance in March were crude oil, copper, corn, brent oil and lead.

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

In addition to market risk, in entering into futures, and potentially forward and swap, contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Company. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

Off-Balance Sheet Arrangements

The Company does not enter into off-balance sheet arrangements with other entities.

Contractual Obligations

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts. All such contracts are settled by offset, not delivery. The Financial Statements of the Company present Condensed Schedules of Investments setting forth net unrealized appreciation (depreciation) of the Company’s open futures and other contracts at December 31, 2011 and 2010.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Introduction

Past Results Are Not Necessarily Indicative of Future Performance

The Company is a speculative index fund designed to replicate positions in a commodity index. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Company’s main line of business.

Market movements result in frequent changes in the fair market value of the Company’s open positions and, consequently, in its earnings and cash flow. The Company’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, the market value of financial instruments and contracts, the diversification effects among the Company’s open positions and the liquidity of the markets in which it trades.

The Company can rapidly acquire and/or liquidate long positions in a wide range of commodity markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Company’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Company could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Company’s speculative trading and the recurrence in the markets traded by the Company of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Company’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Company’s losses in any market sector will be limited to Value at Risk or by the Company’s attempts to manage its market risk.

Materiality, as used in this section “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Company’s market sensitive instruments.

Quantifying the Company’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Company’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Company’s risk exposure in the various market sectors traded by the Managing Member is quantified below in terms of Value at Risk. Due to the Company’s mark-to-market accounting, any loss in the fair value of the Company’s open positions is directly reflected in the Company’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Company as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed 95-99% of the maximum one day losses in the fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one day price fluctuation.

In quantifying the Company’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Company’s positions are rarely, if ever, 100% positively correlated have not been reflected.

Value at Risk as calculated herein may not be comparable to similarly titled measures used by others.

The Company’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Company’s open positions by market category for each Series for the fiscal year ended December 31, 2011.

As of December 31, 2011, the Total Index Series’ total capitalization was $293,026,367.

Fiscal Year 2011 Total Index Series
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Commodities	$20.39	6.2%	$21.17	$17.92
Total	$20.39	6.2%

Average, highest and lowest Value at Risk amounts relate to the month-end amounts during the fiscal year. Average Capitalization is the average of the Total Index Series’ capitalization at the end of each month during the fiscal year. Dollar amounts represent millions of dollars.

As of December 31, 2011, the Agricultural Sector Series total capitalization was $11,588,246.

Fiscal Year 2011 Agricultural Sector Series
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Commodities	$0.98	6.1%	$1.11	$0.66
Total	$0.98	6.1%

Average, highest and lowest Value at Risk amounts relate to the month-end amounts during the fiscal year. Average Capitalization is the average of the Agricultural Sector Series’ capitalization at the end of each month during the fiscal year. Dollar amounts represent millions of dollars.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Company may typically be many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as potentially many times the capitalization of the Company. The magnitude of the Company’s open positions could create a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Company to incur severe losses over a short period of time. The Value at Risk tables — as well as the past performance of the Company — give no indication of this “risk of ruin.”

Non-Trading Risk

The Company may experience non-trading market risk on any foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are expected to be immaterial. The Company also may have non-trading market risk as a result of investing in U.S. Treasury instruments. The market risk represented by these investments is expected to be immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Company’s market risk exposures — except for those disclosures that are statements of historical fact — constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Exchange Act. The Company’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Company. There can be no assurance that the Company’s current market exposure will not change materially. Members must be prepared to lose all or substantially all of their investment in the Company.

The following were the primary trading risk exposures of the Company as of December 31, 2011 by market sector.

Energy. The Company’s primary energy market exposure is to six different contracts with the largest exposure in crude oil and brent oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals. The Company’s primary metal market exposure is to ten different contracts with the largest exposure in aluminum, copper and gold. Each of these metals is subject to substantial pricing fluctuations based on international supply and demand.

Agricultural. The Company’s primary commodities exposure is to agricultural pricing movements in eleven different contracts with the largest exposure to corn, wheat, cotton and soybeans. Each of these are often directly affected by severe or unexpected weather conditions or by the level of import and export activity between countries.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Because the Company is designed to replicate the composition of a commodity index, PAM adjusts the Company’s portfolio only as necessary to accommodate expirations in particular commodity futures contracts and to adjust overall position size for changes resulting from subscriptions and withdrawals. PAM might also initiate an adjustment to reflect a change in the commodity index itself. Except as may be involved in these situations, PAM has no discretion over the positions the Company maintains. Consequently, PAM does not apply risk management techniques in its trading decisions as such decisions depend largely on factors such as contract expiration and the level of investor participation in the Company which are exogenous to market prices. The Company initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.

Item 8.	Financial Statements and Supplementary Data

The Company’s financial statements as required by this item, for the fiscal years ended December 31, 2011 and 2010, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2011 and 2010. This information has not been audited. However, in the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made. Interim results are subject to significant seasonal variations and are not indicative of the results of operations to be expected for a full fiscal year.

Financial Statements and Supplementary Data

RICI Linked—PAM Total Index Series

	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011	First Quarter 2011
Revenue
Total net realized and unrealized gains (losses)	$13,796,104	$(40,175,192)	$(28,340,345)	$33,180,506
Interest Income	2,874	3,446	8,854	19,291
MF Global Loss	(7,330,679)	—	—	—
Expenses
Administrative expenses	227,073	221,132	240,168	251,271
Brokerage Commissions	158,244	120,244	146,496	152,534
Management Fees	492,614	520,234	590,126	591,976

Net Income (Loss)	$5,590,368	$(41,033,356)	$(29,308,281)	$32,204,016

	Fourth Quarter 2010	Third Quarter 2010	Second Quarter 2010	First Quarter 2010
Revenue
Total net realized and unrealized gains (losses)	$44,941,528	$33,248,002	$(18,238,171)	$(3,409,119)
Interest Income	17,223	21,966	32,987	30,297
Expenses
Administrative expenses	208,062	209,856	153,537	135,385
Brokerage Commissions	129,199	118,835	128,633	110,231
Management Fees	494,269	426,107	357,798	290,508

Net Income (Loss)	$44,127,221	$32,515,170	$(18,845,152)	$(3,914,946)

Financial Statements and Supplementary Data

RICI Linked—PAM Agricultural Sector Series

	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011	First Quarter 2011
Revenue
Total net realized and unrealized gains (losses)	$(248,736)	$(1,373,580)	$(2,115,169)	$955,631
Interest Income	24	443	478	808
MF Global loss	(486,844)
Expenses
Administrative expenses	22,339	25,126	25,000	25,360
Brokerage Commissions	9,981	5,970	8,855	9,998
Management Fees	22,560	25,793	28,070	30,281

Net Income (Loss)	$(790,436)	$(1,430,026)	$(2,176,616)	$890,800

	Fourth Quarter 2010	Third Quarter 2010	Second Quarter 2010	First Quarter 2010
Revenue
Total net realized and unrealized gains (losses)	$3,243,411	$3,677,925	$(305,340)	$(1,823,820)
Interest Income	999	1,715	152	2,090
Expenses
Administrative expenses	23,226	22,595	18,129	16,619
Brokerage Commissions	7,173	8,796	12,981	14,796
Management Fees	26,428	25,303	28,390	26,956

Net Income (Loss)	$3,187,583	$3,622,946	$(364,688)	$(1,880,101)

	Fourth Quarter 2010	Third Quarter 2010	Second Quarter 2010	First Quarter 2010
Revenue
Total net realized and unrealized gains (losses)	$—	$98,046	$(329,180)	$26,307
Interest Income	—	132	177	574
Expenses
Administrative expenses	—	2,565	6,641	6,578
Brokerage Commissions	—	480	1,376	1,577
Management Fees	—	1,409	4,618	4,699

Net Income (Loss)	$—	$93,724	$(341,638)	$14,027

*	The Energy Sector Series commenced operations on January 1, 2010 but ceased operations after paying out withdrawal proceeds with respect to the July 31, 2010 withdrawal date.

Financial Statements and Supplementary Data

RICI Linked—PAM Advisors LLC

	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011	First Quarter 2011
Revenue
Total net realized and unrealized gains (losses)	$13,547,368	$(41,548,772)	$(30,455,514)	$34,136,137
Interest Income	2,898	3,889	9,332	20,099
MF Global loss	(7,817,523)	—	—	—
Expenses
Administrative expenses	249,412	246,258	265,168	276,631
Brokerage Commissions	168,225	126,214	155,351	162,532
Management Fees	515,174	546,027	618,196	622,257

Net Income (Loss)	$4,799,932	$(42,463,382)	$(31,484,897)	$33,094,816

	Fourth Quarter 2010	Third Quarter 2010	Second Quarter 2010	First Quarter 2010
Revenue
Total net realized and unrealized gains (losses)	$48,184,939	$37,023,973	$(18,872,691)	$(5,206,632)
Interest Income	18,222	23,813	33,316	32,961
Expenses
Administrative expenses	231,288	235,016	178,307	158,582
Brokerage Commissions	136,372	128,111	142,990	126,604
Management Fees	520,697	452,819	390,806	322,163

Net Income (Loss)	$47,314,804	$36,231,840	$(19,551,478)	$(5,781,020)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s or any of the Series’ internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

PAM is responsible for establishing and maintaining adequate internal control over the financial reporting of each Series individually, as well as the Company as a whole. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. PAM’s internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of each Series individually, as well as the Company as a whole;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of each Series’, as well as the Company’s, financial statements in accordance with GAAP, and that the receipts and expenditures of each Series individually, as well as the Company as a whole, are being made only in accordance with authorizations of PAM’s management and directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of each Series individually, as well as the Company as a whole, that could have a material effect on the Series’ or the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of PAM assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Company as a whole, as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2011, PAM’s internal control over financial reporting with respect to each Series individually, as well as the Company as a whole, is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules adopted in the wake of the Reform Act.

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

Walter Thomas Price III, 71, is the founder and chairman of the Managing Member. He has been a registered principal and an associated person of the Managing Member since March 3, 1999. Mr. Price founded PFG and has been its president, chief executive officer, principal and associated person since June 29, 1995. He is also president, registered principal and associated person of Price Capital Markets Inc., a registered commodity trading advisor, with which he has been affiliated since February 1997 and where he is responsible for overseeing all trading decisions. Mr. Price is an investor, a principal since July 28, 2004 and an associated person since October 18, 2004 of the Marketing Representative. Mr. Price is also chief executive officer and managing member of Beeland Management Company, L.L.C. (“Beeland”), a commodity pool operator registered with the NFA since August 2003. Mr. Price has also been registered as an associated person with Beeland since June 6, 2005 and as a principal with Beeland since August 7, 2003. He is a graduate of the University of Texas and is also a licensed Financial Industry Regulatory Authority, Inc. (“FINRA”) principal.

Allen D. Goodman, 41, is the chief financial officer of the Managing Member, which he joined in March 2001. Mr. Goodman has been registered as a principal of the Managing Member since June 15, 2001. Mr. Goodman has also been a principal of Beeland since July 6, 2004 and PFG since April 21, 2008. For PFG, Mr. Goodman’s duties include accounting, compliance and data analysis. For Beeland, Mr. Goodman is responsible for accounting, compliance and fund management. From January 2000 to March 2001, he served as founder and president of Financial Products, Ltd., a management consulting firm specializing in financial process reengineering. From February 1999 to January 2000, he worked as a management consultant for Via International, a management consulting firm for Fortune 500 companies. Prior to that, he served as a business valuation consultant for BDO Seidman LLP, one of the largest global accounting and consulting firms from May 1997 to February 1999. Prior to that, from February 1995 to May 1997, he founded and managed Exclusively Gourmet, Inc., a specialty food and confections brokerage company. Mr. Goodman holds a B.A. degree from the University of Wisconsin and a M.S.A. in Accounting from DePaul University.

Roxanne M. Bennett, 53, is the executive vice president and managing director of the Managing Member, which she joined in February 2007. Ms. Bennett became an associated person of the Managing Member on April 24, 2007 and became a principal on May 8, 2007. In her capacity as director, Ms. Bennett concentrates on the development and marketing of investment products offered by the Managing Member and its affiliates. Ms. Bennett is responsible for overseeing the day-to-day activity of the Managing Member. Ms. Bennett is also an associated person (since April 24, 2007) of PFG. Prior to joining the Managing Member, Ms. Bennett was a director with UBS Securities LLC (“UBS”), a bank owned futures commission merchant (“FCM”), from September 2006 to February 2007. From January 1997 until the purchase of ABN AMRO Inc. by UBS Securities LLC in September 2006, Ms. Bennett was a director of ABN AMRO Incorporated, a bank owned FCM, and ABN AMRO Clearing and Management Services Inc., a registered commodity pool operator and commodity trading advisor (collectively “ABN AMRO”). At ABN AMRO, Ms. Bennett was responsible for the development and distribution of alternative investment products and was a member of the investment committee selecting commodity trading advisors and hedge funds for asset allocations. In addition, Ms. Bennett oversaw the day-to-day administration and risk management for various alternative investment products.

John D. Reese, 56, is the chief executive officer of the Managing Member, which he joined in January 2012. Mr. Reese has been listed as a principal and registered as an associated person of the Managing Member since January 11, 2012 and January 23, 2012, respectively. Mr. Reese is also founder and managing partner of Peak View Capital LLC, a private investment firm focused on acquisitions in the asset management industry, which he established in 2010. From January 2008 to March 2010, Mr. Reese was executive managing director and senior vice-president of Wells Fargo Asset Management’s Evergreen Investments division, where he was principally responsible for its investment subsidiary business in North America, European Credit Management Ltd. (“ECM”), a London-based fixed income manager that was acquired by Wachovia Bank in 2007 and then by Wells Fargo in its acquisition of Wachovia Bank in 2008. Prior to Wachovia Bank’s acquisition of ECM, Mr. Reese was president of ECM, Inc., the U.S.-based investment business of ECM, and partner and member of the board of directors of ECM’s parent firm from May 2001 to December 2007. From October 1981 to December 2001, Mr. Reese was employed by Merrill Lynch for over 20 years in a variety of capacities, including most recently as managing director in the Global Debt Markets division in New York. Mr. Reese earned a B.A. in Economics from Westminster College, with continuing study focusing on behavioral finance, portfolio management strategies, and global macro at Harvard’s Kennedy School, University of Chicago’s Booth GSB, Wharton, and MIT. He holds FINRA Series 3, 5, 7, 8, 24, and 63 licenses.

David F. Schink, 41, is the chief operating officer and general counsel of the Managing Member, which he joined in January 2012. Mr. Schink has been listed as a principal and registered as an associated person of the Managing Member since February 29, 2012. Mr. Schink is also a managing partner of Peak View Capital LLC, which he joined in April 2011. From June 2004 to March 2011, Mr. Schink was chief operating officer and general counsel of Contego Capital Partners, LLC, a Chicago-based registered investment advisor specializing in hedge fund investing where he was involved in strategic and day-to-day business affairs and was responsible for legal and regulatory risk management. From April 2000 to May 2004, Mr. Schink was an associate at Kirkland & Ellis, LLP, where he represented private equity funds, registered investment advisors and other investment vehicles in a variety of transactions, and from October 1998 to March 2000 he was an associate at Sidley & Austin, where he represented financial institutions in structuring and negotiating structured finance and secured lending transactions. Mr. Schink holds a B.A. from Hamilton College and a J.D. from Boston University School of Law.

Krishnan Seshadri, 61, is an officer of the Managing Member. Mr. Seshadri joined the Managing Member in March 2007 and was registered as an associated person of the Managing Member on April 24, 2007, a principal of the Managing Member on March 1, 2010 and an associated person of PFG on April 24, 2007. He is responsible for the Managing Member’s day to day internal fund administration and accounting. Prior to joining the Managing Member, Mr. Seshadri was an associated person of UBS from September 30, 2006 until March 9, 2007 and served as an associate director of UBS from October 2006 to March 2007 where he was responsible for overseeing the administration and fund accounting for various funds sponsored by UBS. In September 2006, UBS acquired ABN AMRO Incorporated where Mr. Seshadri was an associated person from April 29, 2003 until September 30, 2006 and a vice-president from September 1999 to September 2006. At ABN AMRO Incorporated, Mr. Seshadri was responsible for overseeing the administration and fund accounting for various funds sponsored by ABN AMRO Incorporated.

(c) Identification of Certain Significant Employees

None.

(d) Family Relationships

None.

(e) Business Experience

See Item 10 (a, b) above.

(f) Involvement in Certain Legal Proceedings

None.

(g) Section 16(a) Beneficial Ownership Reporting Compliance

Messrs. Reese and Schink filed their Form 3s on March 26, 2012, late filings. Messrs. Reese and Schink hold no Company securities and the number of transactions not reported on a timely basis is 0.

(h) Code of Ethics

The Company has no employees, officers or directors and is managed by the Managing Member. The Managing Member has adopted an Executive Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. A copy of this Executive Code of Ethics may be obtained at no charge by written request to Price Asset Management Inc., 141 West Jackson Blvd., Suite 1320A, Chicago, IL, 60604.

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

The principals of PAM are compensated by an affiliate in their respective positions. The principals receive no “other compensation” from the Company. There are no compensation plans or arrangements relating to a change in control of either the Company or PAM.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners

As of February 29, 2012, PAM knows of no person who beneficially owns more than 5% of the Company’s Interests.

(b) Security Ownership of Management

The Company has no officers or directors. Under the terms of the Operating Agreement, the Company’s affairs are managed by PAM, which has discretionary authority over the Company’s trading. As of February 29, 2012, PAM’s interest in the Total Index Series was valued at $39,931, which constituted 0.0127% of the Total Index Series’ total assets. As of February 29, 2012, PAM’s interest in the Agricultural Sector Series was valued at $36,483, which constituted 0.2797% of the Agricultural Sector Series’ total assets.

As of February 29, 2012, PAM’s principals did not beneficially own Company Interests.

(c) Changes in Control

There have been no changes in control of the Company.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company has no directors, officers or employees and is managed by PAM. PAM is managed by its principals, none of whom is independent of PAM. Price Holdings, Inc. owns 100% of PAM, PFG and the Marketing Representative, but does not participate in making any trading or operational decisions for the Company or any Series. Price Holdings, Inc. ESOP, an “employee stock ownership plan,” holds 100% of the stock of Price Holdings, Inc. for the benefit of its employees.

The Company paid PAM $2,301,655 in management fees for the year ended December 31, 2011 and $353,909 in support services fees for the year ended December 31, 2011. The Company paid PAM $1,686,487 in management fees for the year ended December 31, 2010 and $169,968 in support services fees for the year ended December 31, 2010. PAM anticipates that a substantial majority of the support services fee will be used to pay broker-dealers for distribution related services to the Company such as hosting distribution platforms or providing custody solutions and thus will not be retained by PAM.

PFG, in its capacity as the IB for the Company, receives from ADM, the Company’s clearing broker, a portion of the brokerage commissions paid by the Company to ADM. PAM shares a portion of the management fees it receives with the Marketing Representative which may share such fees with its eligible registered representatives.

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

The aggregate fees for professional services rendered by McGladrey & Pullen, LLP (“M&P”), the Company’s independent registered public accountant, in connection with their audit of the Company’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2011 and 2010 were approximately $178,900 and $123,400 respectively.

(2)	Audit-Related Fees

There were no audit-related fees for professional services rendered by M&P for the benefit of the Company for the years ended December 31, 2011 and 2010.

(3)	Tax Fees

The aggregate fees for professional services rendered by RSM McGladrey, Inc. (“RSM”), a prior affiliate of M&P that was acquired by M&P on December 1, 2011, for the benefit of the Company for the years ended December 31, 2011 and 2010 were approximately $50,000 and $47,500 respectively. The fees paid were for the federal and state tax returns as well as for the preparation of Schedule K-1s for Members.

(4)	All Other Fees

There were no other fees for professional services rendered by M&P or RSM for the benefit of the Company for the years ended December 31, 2011 and 2010.

(5) Pre-Approval Policies

The Managing Member pre-approves the engagement of the Company’s auditor for all services to be provided by the auditor. The Managing Member has determined that the payments made to M&P and RSM for these services during 2011 and 2010 are compatible with maintaining the independence of M&P and RSM.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following are included with the 2011 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3) Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

3.1	Fourth Amended and Restated Limited Liability Company Agreement of RICI® Linked – PAM Advisors Fund, LLC

13.01	Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101

The following financial information from our Annual Report on Form 10-K for the year ending 2011, filed with the SEC on March 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Audited Statement of Financial Condition as of December 31, 2011 and December 31, 2010, (ii) the Audited Condensed Schedule of Investment as of December 31, 2010 and December 31, 2011, (iii) the Audited Statement of Operations for the Years Ended December 31, 2011, 2010 and 2009, (iv) Statements of Changes in Members’ Equity (Net Assets) for the Years Ended December 31, 2011, 2010 and 2009, and (v) Notes to Audited Financial Statements

The following exhibits were filed by the Company as a part of its Registration Statement on Form 10 (Reg. No. 000-53647) on April 29, 2009 and are incorporated herein by reference.

Exhibit Designation	Description

3.1	Certificate of Formation of RICI® Linked – PAM Advisors Fund, LLC

10.1	Form of Trademark Sublicense Agreement between Beeland Management Company, L.L.C. and RICI® Linked – PAM Advisors Fund, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2012.

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

Title with
Signature	Managing Member	Date

/s/ Walter Thomas Price III	Principal Executive Officer	March 30, 2012
Walter Thomas Price III

/s/ Allen D. Goodman	Principal Financial and Accounting	March 30, 2012
Allen D. Goodman	Officer

/s/ David F. Schink	Chief Operating Officer	March 30, 2012
David F. Schink

(Being the principal executive officer, the principal financial officer and the principal accounting officer, and a majority of the directors of the Managing Member)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

3.1	Fourth Amended and Restated Limited Liability Company Agreement of RICI® Linked – PAM Advisors Fund, LLC

13.01	2011 Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101

The following financial information from our Annual Report on Form 10-K for the year ending 2011, filed with the SEC on March 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Audited Statement of Financial Condition as of December 31, 2011 and December 31, 2010, (ii) the Audited Condensed Schedule of Investment as of December 31, 2010 and December 31, 2011, (iii) the Audited Statement of Operations for the Years Ended December 31, 2011, 2010 and 2009, (iv) Statements of Changes in Members’ Equity (Net Assets) for the Years Ended December 31, 2011, 2010 and 2009, and (v) Notes to Audited Financial Statements

The following exhibits were filed by the Company as a part of its Registration Statement on Form 10 (Reg. No. 000-53647) on April 29, 2009 and are incorporated herein by reference.

Exhibit Designation	Description

3.1	Certificate of Formation of RICI® Linked – PAM Advisors Fund, LLC

10.1	Form of Trademark Sublicense Agreement between Beeland Management Company, L.L.C. and RICI® Linked – PAM Advisors Fund, LLC