Form 10-Q
period 2012-03-31
RICI Linked - PAM Advisors Fund, LLC
filed 2012-05-15
CIK 1462567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(877) 261-4400

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following unaudited financial statements of RICI® Linked – PAM Total Index Series and RICI® Linked – PAM Agricultural Sector Series, each a series of RICI® Linked – PAM Advisors Fund, LLC, as well as the consolidated, unaudited financial statements of RICI® Linked – PAM Advisors Fund, LLC, are included in Item 1:

RICI® Linked—PAM Advisors Fund, LLC

Statements of Financial Condition

March 31, 2012 (Unaudited) and December 31, 2011 (Audited)

					Total RICI® Linked - PAM Advisors Fund, LLC
	Total Index Series		Agricultural Sector Series
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Assets

Equity in broker trading account
Cash	$40,804,626	$39,022,097	$2,436,729	$1,716,218	$43,241,355	$40,738,315
Net unrealized gain (loss) on open futures contracts	(4,629,646)	(7,034,079)	76,106	(218,253)	(4,553,540)	(7,252,332)

	36,174,980	31,988,018	2,512,835	1,497,965	38,687,815	33,485,983

Cash and cash equivalents	7,320,861	3,892,851	266,330	189,915	7,587,191	4,082,766
Investments
Government-sponsored enterprise securities, at fair value	259,866,718	245,980,900	10,197,553	9,498,975	270,064,271	255,479,875
Mutual funds, at fair value	—	5,920,265	72,826	846,264	72,826	6,766,529
Receivable from MF Global	11,185,395	11,047,988	992,200	972,273	12,177,595	12,020,261
Interest receivable	8	—	1	—	9	—

Total assets	$314,547,962	$298,830,022	$14,041,745	$13,005,392	$328,589,707	$311,835,414

Liabilities and Members’ Equity (Net Assets)

Accrued operating expenses	$82,145	$170,048	$26,305	$38,507	108,450	208,555
Management fee payable to Managing Member	169,243	161,056	7,562	7,002	176,805	168,058
Support services fee payable	26,023	24,764	1,163	1,077	27,186	25,841
Servicing fee payable to selling agent	26,896	28,790	4,526	6,142	31,422	34,932
Withdrawals payable	4,200,071	4,148,997	118,662	1,364,418	4,318,733	5,513,415
Subscriptions received in advance	1,960,000	1,270,000	15,000	—	1,975,000	1,270,000

	6,464,378	5,803,655	173,218	1,417,146	6,637,596	7,220,801

Members’ equity (net assets)	308,083,584	293,026,367	13,868,527	11,588,246	321,952,111	304,614,613

Total liabilities and members’ equity (net assets)	$314,547,962	$298,830,022	$14,041,745	$13,005,392	$328,589,707	$311,835,414

The accompanying notes are an integral part of these financial statements.

RICI® Linked—PAM Advisors Fund, LLC

Condensed Schedule of Investments

March 31, 2012 (Unaudited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)
Futures contracts *
United States
Agriculture	$430,244	0.14%	$54,796	0.40%	$485,040	0.15%
Energy	(1,782,271)	(0.58)	—	—	(1,782,271)	(0.55)
Metals	(726,075)	(0.24)	—	—	(726,075)	(0.23)

Total futures contracts—United States	(2,078,102)	(0.68)	54,796	0.40	$(2,023,306)	(0.63)

Foreign
Agriculture	179,157	0.06	21,310	0.15	200,467	0.06
Energy	(203,855)	(0.07)	—	—	(203,855)	(0.06)
Metals	(2,526,846)	(0.82)	—	—	(2,526,846)	(0.78)

Total futures contracts—Foreign	(2,551,544)	(0.83)	21,310	0.15	(2,530,234)	(0.78)

Total net unrealized gain/(loss) on open futures contracts	$(4,629,646)	(1.51)%	$76,106	0.55%	$(4,553,540)	(1.41)%

Government-sponsored enterprise securities

	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)
United States
U.S. Treasury Bills
$ 35,000,000 Treasury bill due 04/05/2012	$34,996,368	$35,000,000	11.36%	$—	$—	—%	$34,996,368	$35,000,000	10.87%
$ 40,000,000 Treasury bill due 04/19/2012	39,989,389	39,999,200	12.98	—	—	—	39,989,389	39,999,200	12.42
$ 57,000,000 Treasury bill due 05/17/2012	56,991,341	56,996,580	18.50	—	—	—	56,991,341	56,996,580	17.70
$ 20,000,000 Treasury bill due 06/28/2012	19,995,456	19,996,600	6.49	—	—	—	19,995,456	19,996,600	6.21
$ 3,000,000 Treasury bill due 06/28/2012	—	—	—	2,999,323	2,999,490	21.63	2,999,323	2,999,490	0.93
$ 80,000,000 Treasury bill due 07/12/2012	79,976,316	79,983,200	25.96	—	—	—	79,976,316	79,983,200	24.84
$ 4,700,000 Treasury bill due 07/12/2012	—	—	—	4,698,614	4,699,013	33.88	4,698,614	4,699,013	1.46
$ 3,000,000 Treasury bill due 07/19/2012	2,999,105	2,999,280	0.97	—	—	—	2,999,105	2,999,280	0.93
$ 16,000,000 Treasury bill due 07/26/2012	15,995,152	15,995,840	5.19	—	—	—	15,995,152	15,995,840	4.97
$ 3,900,000 Treasury bill due 08/09/2012	3,898,191	3,898,518	1.27	—	—	—	3,898,191	3,898,518	1.21
$ 2,500,000 Treasury bill due 08/09/2012	—	—	—	2,498,779	2,499,050	18.02	2,498,779	2,499,050	0.78
$ 5,000,000 Treasury bill due 08/30/2012	4,997,248	4,997,500	1.62	—	—	—	4,997,248	4,997,500	1.55

Total Government-sponsored enterprise securities	$259,838,566	$259,866,718	84.34%	$10,196,716	$10,197,553	73.53%	$270,035,282	$270,064,271	83.87%

Mutual funds
United States
AIM Government & Agency
Portfolio Institutional (72,826 shares)	$—	$—	—%	$72,826	$72,826	0.53%	$72,826	$72,826	0.02%

Total mutual funds	$—	$—	—%	$72,826	$72,826	0.53%	$72,826	$72,826	0.02%

*	No individual futures contract position constituted greater than 1% of members’ equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

RICI® Linked—PAM Advisors Fund, LLC

Condensed Schedule of Investments

December 31, 2011

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)	Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)
Futures contracts *
United States
Agriculture	$(1,896,563)	(0.65)%	$(251,777)	(2.17)%	$(2,148,340)	(0.71)%
Energy	(1,192,742)	(0.41)	—	—	(1,192,742)	(0.39)
Metals	(1,778,430)	(0.61)	—	—	(1,778,430)	(0.58)

Total futures contracts—United States	(4,867,735)	(1.67)	(251,777)	(2.17)	$(5,119,512)	(1.68)

Foreign
Agriculture	295,602	0.10	33,524	0.29	329,126	0.11
Energy	(271,260)	(0.09)	—	—	(271,260)	(0.09)
Metals	(2,190,686)	(0.75)	—	—	(2,190,686)	(0.72)

Total futures contracts—Foreign	(2,166,344)	(0.74)	33,524	0.29	(2,132,820)	(0.70)

Total net unrealized gain/(loss) on open futures contracts	$(7,034,079)	(2.41)%	$(218,253)	(1.88)%	$(7,252,332)	(2.38)%

Government-sponsored enterprise securities

	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)
United States
U.S.Treasury Bills
$ 84,000,000 Treasury bill due 01/26/2012	$83,960,521	$83,999,160	28.67%	$—	$—	—%	$83,960,521	$83,999,160	27.58%
$ 6,000,000 Treasury bill due 01/26/2012	—	—	—	5,997,205	5,999,940	51.78	5,997,205	5,999,940	1.97
$ 35,000,000 Treasury bill due 04/05/2012	34,996,368	34,998,250	11.94	—	—	—	34,996,368	34,998,250	11.49
$ 40,000,000 Treasury bill due 04/19/2012	39,989,389	39,997,600	13.65	—	—	—	39,989,389	39,997,600	13.13
$ 10,000,000 Treasury bill due 04/26/2012	9,997,735	9,999,300	3.41	—	—	—	9,997,735	9,999,300	3.28
$ 57,000,000 Treasury bill due 05/17/2012	56,991,341	56,992,590	19.45	—	—	—	56,991,341	56,992,590	18.71
$ 500,000 Treasury bill due 05/17/2012	—	—	—	499,929	499,935	4.31	499,929	499,935	0.16
$ 20,000,000 Treasury bill due 06/28/2012	19,995,456	19,994,000	6.82	—	—	—	19,995,456	19,994,000	6.56
$ 3,000,000 Treasury bill due 06/28/2012	—	—	—	2,999,323	2,999,100	25.88	2,999,323	2,999,100	0.98

Total Government-sponsored enterprise securities	$245,930,810	$245,980,900	83.94%	$9,496,457	$9,498,975	81.97%	$255,427,267	$255,479,875	83.86%

Mutual funds
United States
AIM Government & Agency
Portfolio Institutional (5,920,265 shares)	$5,920,265	$5,920,265	2.02%	$—	$—	—%	$5,920,265	$5,920,265	1.94%
AIM Government & Agency
Portfolio Institutional (846,264 shares)	—	—	—	846,264	846,264	7.30	846,264	846,264	0.28

Total mutual funds	$5,920,265	$5,920,265	2.02%	$846,264	$846,264	7.30%	$6,766,529	$6,766,529	2.22%

*	No individual futures contract position constituted greater than 1% of members’ equity (net assets).

Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

RICI® Linked—PAM Advisors Fund, LLC

Statements of Operations

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011
Realized and unrealized gains (losses) on investments
Realized gains (losses) on futures contracts	$12,687,820	$47,286,906	$(48,200)	$2,553,824	$12,639,620	$49,840,730
Realized gains on securities	41,318	76,426	2,767	694	44,085	77,120
Change in unrealized gains (losses) on open futures contracts	2,404,433	(14,239,227)	294,359	(1,606,278)	2,698,792	(15,845,505)
Change in unrealized gains (losses) on securities	(21,939)	56,401	(1,681)	7,391	(23,620)	63,792
Brokerage commissions	(150,473)	(152,534)	(7,152)	(9,998)	(157,625)	(162,532)

Net realized and unrealized gain (loss) on investments	14,961,159	33,027,972	240,093	945,633	15,201,252	33,973,605

Investment income
Interest income	366	19,291	(227)	808	139	20,099

Expenses
Management fees	504,342	591,976	20,945	30,281	525,287	622,257
Operating expenses	120,585	123,184	13,485	12,313	134,070	135,497
Support services fee	77,549	91,024	3,221	4,656	80,770	95,680
Servicing fees	26,896	37,063	4,526	8,391	31,422	45,454

	729,372	843,247	42,177	55,641	771,549	898,888

Net investment loss	(729,006)	(823,956)	(42,404)	(54,833)	(771,410)	(878,789)

Net income (loss)	$14,232,153	$32,204,016	$197,689	$890,800	$14,429,842	$33,094,816

The accompanying notes are an integral part of these financial statements.

RICI® Linked—PAM Advisors Fund, LLC

Statement of Changes in Members’ Equity (Net Assets)

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Members’ equity (net assets) December 31, 2011	$37,002	$292,989,365	$293,026,367	$35,511	$11,552,735	$11,588,246	$72,513	$304,542,100	$304,614,613
Subscriptions, net	—	13,234,599	13,234,599	—	2,341,000	2,341,000	—	15,575,599	15,575,599
Withdrawals	—	(12,409,535)	(12,409,535)	—	(258,408)	(258,408)	—	(12,667,943)	(12,667,943)
Net income	1,893	14,230,260	14,232,153	695	196,994	197,689	2,588	14,427,254	14,429,842

Members’ equity (net assets) March 31, 2012	$38,895	$308,044,689	$308,083,584	$36,206	$13,832,321	$13,868,527	$75,101	$321,877,010	$321,952,111

Members’ equity (net assets) December 31, 2010	$40,880	$325,577,491	$325,618,371	$43,751	$17,514,718	$17,558,469	$84,631	$343,092,209	$343,176,840
Subscriptions, net	—	25,517,143	25,517,143	—	883,142	883,142	—	26,400,285	26,400,285
Withdrawals	—	(8,676,322)	(8,676,322)	—	(614,796)	(614,796)	—	(9,291,118)	(9,291,118)
Net income	3,943	32,200,073	32,204,016	2,345	888,455	890,800	6,288	33,088,528	33,094,816

Members’ equity (net assets) March 31, 2011	$44,823	$374,618,385	$374,663,208	$46,096	$18,671,519	$18,717,615	$90,919	$393,289,904	$393,380,823

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements (Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies

RICI® Linked—PAM Advisors Fund, LLC (the Company) is a limited liability company organized under the Delaware Limited Liability Company Act. The Company engages in the speculative trading of commodity futures, and may engage in the speculative trading of options on futures, forward contracts and other derivatives, on exchanges and markets located in the United States (U.S.) and abroad. These financial statements incorporate the financial condition, results of operations and changes in members’ equity (net assets) of the Company as a whole as well as each Series of membership interest in the Company.

The Company consists of four series (each, a Series) of limited liability company interests (Interests): the RICI® Linked – PAM Total Index Series (Total Index Series), the RICI® Linked – PAM Agricultural Sector Series (Agricultural Sector Series), the RICI® Linked – PAM Energy Sector Series (Energy Sector Series), and the RICI® Linked – PAM Metals Sector Series (Metals Sector Series). Each Series invests substantially all of its assets in derivative contracts representing the commodity positions contained in the Rogers International Commodity Index® (Index), or a sub-index thereof. Currently, three Series have commenced trading, the Total Index Series, which began trading May 8, 2007, the Agricultural Sector Series, which began trading February 1, 2008, and the Energy Sector Series, which began trading January 1, 2010. At the end of July 2010, the Energy Series ceased trading and all the investors in the Series redeemed their interests.

The Company has been granted a license to use the Index pursuant to a sub-licensing arrangement. If the sub-license arrangement were to terminate and the Company lost use of the Index, the Company will not be able to raise additional capital.

Price Asset Management, Inc. is the Managing Member of the Company. The Company is organized as a “series” limited liability company such that, pursuant to Section 18-215(b) of the Delaware Limited Liability Company Act, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Series shall be enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Accordingly, the assets of one Series of the Company include only those funds and other assets that are paid to, held by or distributed to the Company on account of and for the benefit of that Series, including, without limitation, funds delivered to the Company for investment in that Series.

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

Accounting policies: The Company follows generally accepted accounting principles (GAAP), as established by the Financial Accounting Standards Board (FASB), to ensure consistent reporting of financial condition and results of operations.

Use of estimates: The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimate regarding the carrying value of its receivable from MF Global, Inc. (Note 5) is a significant estimate and due to the uncertainty of future events, this estimate could change materially in the near term.

Cash and cash equivalents: Cash and cash equivalents include highly liquid instruments with original maturities of three months or less at the date of acquisition.

Note 1. Nature of Operations and Significant Accounting Policies (Continued)

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

The FASB provides guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. For the periods ended March 31, 2012 and 2011 management has determined that there are no material uncertain income tax positions.

The Company is not subject to examination by U.S. Federal and state tax authorities for years before 2008.

Reclassifications: certain balances for the period ended March 31, 2011, have been reclassified to conform to current period presentation with no effect on results from operations.

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

Recently issued accounting pronouncements: In November 2011, the FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011	2012	2011
Description	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1
Equity in broker trading account
Futures contracts	$(4,629,646)	$(7,034,079)	$76,106	$(218,253)	$(4,553,540)	$(7,252,332)
Cash and cash equivalents
Money market funds	260,498	191,286	129,707	—	390,205	191,286
Investments
Government-sponsored enterprise securities	259,866,718	245,980,900	10,197,553	9,498,975	270,064,271	255,479,875
Mutual funds	—	5,920,265	72,826	846,264	72,826	6,766,529

	$255,497,570	$245,058,372	$10,476,192	$10,126,986	$265,973,762	$255,185,358

Note 2. Fair Value of Financial Instruments (Continued)

At March 31, 2012 and December 31, 2011 the Company had no Level 2 or Level 3 assets or liabilities. The Company assesses the levels or assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstance that caused the transfer. There was no transfer among Levels 1, 2 and 3 during the period ended March 31, 2012 and year ended December 31, 2011.

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

Total Index Series

As of March 31, 2012 and December 31, 2011 the Total Index Series’ derivative contracts had the following impact on the statement of financial condition:

	Contract Risk	Location	Asset Derivatives March 31, 2012	Liability Derivatives March 31, 2012	Net
Futures:	Commodity price	Equity in broker trading account
Agriculture			$2,305,247	$(1,695,846)	$609,401
Energy			27,506	(2,013,631)	(1,986,126)
Metals			735,680	(3,988,602)	(3,252,922)

			$3,068,433	$(7,698,079)	$(4,629,646)

	Contract risk	Location	Asset Derivatives December 31, 2011	Liability Derivatives December 31, 2011	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$1,758,810	$(3,359,771)	$(1,600,961)
Energy			102,759	(1,566,761)	(1,464,002)
Metals			2,412,135	(6,381,251)	(3,969,116)

			$4,273,704	$(11,307,783)	$(7,034,079)

Note 3. Derivative Instruments (Continued)

For the three months ended March 31, 2012 and 2011 the Total Index Series’ derivative contracts had the following impact on the statement of operations:

		Three months ended March 31, 2012
	Contract Risk	Realized gains on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$2,939,229	$(6,232,391)	$(3,293,162)
Energy		7,061,402	4,871,189	11,932,591
Metals		2,687,189	3,765,635	6,452,824

		$12,687,820	$2,404,433	$15,092,253

		Three months ended March 31, 2011
	Contract Risk	Realized gains on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains
Futures	Commodity price
Agriculture		$17,004,837	$(10,639,082)	$6,365,755
Energy		22,969,499	477,040	23,446,539
Metals		7,312,570	(4,077,185)	3,235,385

		$47,286,906	$(14,239,227)	$33,047,679

For the three months ended March 31, 2012 and 2011, the monthly average number of futures contracts bought and sold was approximately 8,033 and 7,599, respectively.

Agricultural Sector Series

As of March 31, 2012 and December 31, 2011, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of financial condition:

Note 3. Derivative Instruments (Continued)

	Contract Risk	Location	Asset Derivatives March 31, 2012	Liability Derivatives March 31, 2012	Net
Futures:	Commodity price	Equity in broker trading account
Agriculture			$284,424	$(208,318)	$76,106
Energy			—	—	—
Metals			—	—	—

			$284,424	$(208,318)	$76,106

	Contract risk	Location	Asset Derivatives December 31, 2011	Liability Derivatives December 31, 2011	Net
Futures:	Commodity price	Equity in broker trading account
Agriculture			$188,335	$(406,588)	$(218,253)
Energy			—	—	—
Metals			—	—	—

			$188,335	$(406,588)	$(218,253)

For the three months ended March 31, 2012 and 2011, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of operations:

		Three months ended March 31, 2012
	Contract Risk	Realized losses on futures contracts	Change in unrealized gains on open futures contracts	Net trading gains
Futures:	Commodity price
Agriculture		$(48,200)	$294,359	$246,159
Energy		—	—	—
Metals		—	—	—

		$(48,200)	$294,359	$246,159

		Three months ended March 31, 2011
	Contract Risk	Realized gains on futures contracts	Change in unrealized losses on open futures contracts	Net trading gains
Futures	Commodity price
Agriculture		$2,553,824	$(1,606,278)	$947,546
Energy		—	—	—
Metals		—	—	—

		$2,553,824	$(1,606,278)	$947,546

For the three months ended March 31, 2012 and 2011, the monthly average number of futures contracts bought and sold was approximately 477 and 428, respectively.

Note 4. Equity in Broker Trading Account

Cash and financial instruments held at the Company’s clearing brokers collateralize amounts due to the clearing brokers, if any, and may serve to satisfy regulatory or clearing broker margin requirements. The Company earns interest on its assets deposited with brokers. At March 31, 2012 and December 31, 2011, the following amounts of cash and futures contracts were held at clearing brokers to satisfy margin requirements.

	March 31, 2012	December 31, 2011
Total Index Series	$21,332,172	$23,495,853
Agricultural Sector Series	867,837	871,324

Note 5. Receivable from MF Global

On October 31, 2011, MF Global Inc., the Company’s clearing broker at that time (“MF Global”), reported to the Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”) possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation led by the Securities Investor Protection Corporation (“SIPC”) would be the safest and most prudent course of action to protect customer accounts and assets, and a SIPC led liquidation commenced. The Company held $33,268,088 of assets in customer segregated and secured amount accounts on deposit as required to support futures positions at MF Global as of October 31, 2011, although the majority of the Company’s assets were then, and are now, held in bank custody accounts.

On November 21, 2011, the liquidation trustee for MF Global (the “Trustee”) made a statement that the apparent shortfall in MF Global segregated funds could be as much as $1.2 billion. In light of the foregoing, the inherent uncertainty in the timing and results of the liquidation process from the bankruptcy proceedings, and after consultation with professional advisors, the Managing Member made the decision to account for the Company’s estimated exposure to such shortfall by recording a reserve in accordance with GAAP, of $7,330,679 or 2.33% of the member’s equity of the Total Index Series and $486,844 or 3.17% of the member’s equity of the Agricultural Sector Series, although there can be no assurance that any actual shortfall will not be greater than the Trustee’s estimate or that missing segregated funds will not be located reducing the estimated shortfall. The remaining receivable from MF Global is $12,020,261 as of December 31, 2011 and $12,177,595 as of March 31, 2012. The amount of the receivable from MF Global increased from December 31, 2011 to March 31, 2012 by $157,334 due to foreign currency conversions recorded in January 2012. These receivables from MF Global are estimated by management based upon information provided by the Trustee and may be subject to change in the near term. Such change could be material to the statement of financial condition.

Given the adverse impact of the MF Global liquidation and surrounding events, the Company is issuing separate classes of Interests to Members (Class B Interests) who invest in the Total Index Series or the Agricultural Sector Series on or after November 1, 2011. Members in these separate classes will not participate in any losses related to the MF Global liquidation nor will they participate in the recoveries from MF Global or the reversals of any reserves or losses taken related to the MF Global liquidation.

Note 6. Subscriptions, Withdrawals, and Distributions

Subscriptions are effective at the opening of business on the first day of trading of the next calendar month. Class A Interests were issued through October 2011. As described above, Class B interests were issued for contributions received on or after November 1, 2011.

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

Note 7. The Managing Member

Price Asset Management, Inc., an Illinois corporation, is the managing member, commodity pool operator and commodity trading advisor of the Company.

The Managing Member will maintain a capital account balance in each Series sufficient for such Series to be treated as a partnership for federal income tax purposes (which may be $0) and may make withdrawals from its capital accounts without notice to the non-managing members. The Managing Member is not subject to the Managing Member’s management fee or support services fee, but will otherwise bear its proportionate share of each Series’ expenses.

Note 8. Fees and Expenses

The Company pays the Managing Member a monthly management fee of 0.054167 percent of the month-end Net Asset Value of each non-managing member’s capital account in the Company (0.65 percent per annum). The Managing Member may waive or reduce its management fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction. There were no waived management fees for the three months ended March 31, 2012 and 2011.

The management fees for the three months ended March 31, 2012 and 2011 were as follows and are reflected in the statements of operations.

	March 31, 2012	March 31, 2011
Total Index Series	$504,342	$591,976
Agricultural Sector Series	20,945	30,281
The Company	525,287	622,257

Non-managing members in the Company introduced by their respective selling agents may be charged a monthly service fee of 0.0833 percent (1 percent per annum) payable to the selling agent. They may also be charged an upfront sales fee of up to one percent of the subscriptions amount that is deducted from the subscription proceeds and paid to the applicable selling agent, if any. For the three months ended March 31, 2012 and 2011 subscriptions are net of the following amounts in sales fees that were charged to applicable non-managing members.

	March 31, 2012	March 31, 2011
Total Index Series	$1,875	$9,295
Agricultural Sector Series	4,000	4,489
The Company	5,875	13,784

Non-managing members introduced through qualified advisors, including the marketing representative, Uhlmann Price Securities, LLC, will not be charged a service fee. Uhlmann Price Securities, LLC, an affiliate of the Managing Member, will be paid its introducing fee by the Managing Member without reimbursement from the Company. The Company incurred the following amount of servicing fees to the selling agents during the three months ended March 31, 2012 and 2011, respectively.

	March 31, 2012	March 31, 2011
Total Index Series	$26,896	$37,063
Agricultural Sector Series	4,526	8,391
The Company	31,422	45,454

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

The Price Futures Group, Inc. (PFG), an affiliate of the Managing Member, acts as the introducing broker for the Company, whereby certain accounts of the Company are introduced to the Company’s clearing broker. A portion of the brokerage fee paid by the Company for clearing transactions is paid to PFG by the clearing broker.

Note 8. Fees and Expenses (Continued)

Commencing June 1, 2010, the Company pays 0.0083 percent (0.10 percent per annum) of the month-end net asset value, Series by Series, as a support service fee to pay broker-dealers for distribution related services to the Company for hosting distribution platforms or providing custody solutions.

The Company incurred the following amount of support services fees during the three months ended March 31, 2012 and 2011, respectively.

	March 31, 2012	March 31, 2011
Total Index Series	$77,549	$91,024
Agricultural Sector Series	3,220	4,656
The Company	80,770	95,680

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

Credit risk and concentration of credit risk: Credit risk arises primarily from the potential inability of counterparties, such as clearing brokers, banks or other financial institutions, to perform in accordance with the terms of a contract. The Company’s exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all contracts in which the Company has a gain. Exchange traded financial instruments, such as financial futures, generally do not give rise to significant counterparty exposure due to daily cash settlement procedures for daily gains and losses and the margin requirements of the individual exchanges. The Company clears all of its trades through ADM Investor Services, Inc and RBC Capital Markets, LLC. In the event these brokers do not fulfill their obligations, the Company may be exposed to risk.

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

Note 10. Financial Highlights

Financial highlights for non-managing members of the Company for the three months ended March 31, 2012 and 2011 are as follows:

	Total Index Series		Agricultural Sector Series
	Three months ended March 31,		Three months ended March 31,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Total Return	4.91%	9.43%	1.70%	5.12%

Ratios to average members’ equity (net assets)
Total expenses (1) (3)	0.96%	0.95%	1.29%	1.21%

Net investment loss (2) (3)	(0.95)%	(0.93)%	(1.30)%	(1.20)%

(1)	The ratio of operating expenses to average members’ equity (net asset) values does not include brokerage commissions.
(2)	Net investment loss does not include net realized and unrealized gains and losses and the related brokerage commissions of the Series.
(3)	Annualized.

Note 10. Financial Highlights (Continued)

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

Note 12. Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2012, the statements of operations for the three months ended March 31, 2012 and 2011 and changes in members’ equity (net assets) for the three months ended March 31, 2012 and 2011 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of March 31, 2012, results of operations for the three months ended March 31, 2012 and 2011 and changes in members’ equity (net assets) for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2011 Form 10-K as filed with the U.S. Securities and Exchange Commission.

Note 13. Subsequent Events

The Company’s management evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

Subsequent to March 31, 2012, subscriptions and withdrawals of interests were as follows:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals
April	$2,048,063	$6,680,528	$40,168	$153,156	$2,088,231	$6,833,684
May	993,875	—	19,800	—	1,013,675	—

Total	$3,041,938	$6,680,528	$59,968	$153,156	$3,101,906	$6,833,684

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY

Approximately 90% of the Company’s assets, excluding the assets used to satisfy margin requirements, are invested in U.S. government securities, including securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-United States exchanges), other CFTC-authorized investments and certain other money market instruments at one or more federally chartered U.S. banking institutions. The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses. Price Asset Management, Inc. (the “Managing Member”) will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the futures trading, the Company’s assets are highly liquid and are expected to remain so. During its operations through March 31, 2012, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

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

On November 21, 2011, the liquidation trustee for MF Global (the “Trustee”) made a statement that the apparent shortfall in MF Global segregated funds could be as much as $1.2 billion. In light of the foregoing, the inherent uncertainty in the timing and results of the liquidation process from the bankruptcy proceedings, and after consultation with professional advisors, the Managing Member made the decision to account for the Company’s estimated exposure to such shortfall by taking a reserve, in accordance with U.S. generally accepted accounting principles (“GAAP”), of $7,330,679 or 2.33% of the members’ equity of the Total Index Series and $486,844 or 3.17% of the members’ equity of the Agricultural Sector Series, although there can be no assurance that any actual shortfall will not be greater than the Trustee’s estimate or that missing segregated funds will not be located reducing the estimated shortfall. The remaining receivable from MF Global is $12,020,261 as of December 31, 2011 and $12,177,595 as of March 31, 2012. The amount of the receivable from MF Global increased from December 31, 2011 to March 31, 2012 by $157,334 due to foreign currency conversions recorded in January 2012. These receivables from MF Global are estimated by management based upon information provided by the Trustee and may be subject to change in the near term.

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

Due to the nature of the Company’s business, approximately 90% of its assets, excluding the assets used to satisfy margin requirements, are invested in U.S. government securities, including securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-United States exchanges), other CFTC-authorized investments and certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits) at one or more federally chartered U.S. banking institutions, while the Company currently maintains its market exposure through open futures contract positions.

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

The preparation of financial statements in conformity with GAAP requires the Managing Member to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements. Based on the nature of the business and operations of the Company, the Managing Member believes that the estimates utilized in preparing the Company’s financial statements are appropriate and reasonable; however, actual results could differ from these estimates. The estimate of the receivable from MF Global is deemed a significant estimate as of March 31, 2012.

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

Three Months ended March 31, 2012

Total Index Series

During the first quarter of 2012, the Total Index Series achieved a net realized and unrealized gain of $14,961,159 from its trading operations, which is net of brokerage commissions of $150,473. The Total Index Series incurred total expenses of $729,372, including $504,342 in Management Fees (paid to the Managing Member), $26,896 in Servicing Fees (paid to selling agents), $120,585 in operating expenses, and $77,549 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Total Index Series earned $366 in interest income. An analysis of trading gains (net of all trading fees and expenses) by market sector is as follows:

Sector	% Gain (Loss)
Agricultural	(0.99)%
Energy	3.99%
Metals	2.20%

Total Portfolio	5.20%

The Total Index Series posted a net gain of 3.4% in January. All three sectors, agricultural, energy and metals, posted gains of 0.89%, 0.35% and 2.20%, respectively. Highest grossing commodities for the Total Index Series’ performance in January were tin, orange juice, silver, rubber and zinc.

The Total Index Series posted a net gain of 4.4% in February. All three sectors, agricultural, energy and metals, posted gains of 0.66%, 3.68% and 0.08%, respectively. Highest grossing commodities for the Total Index Series’ performance in February were brent oil, soybean meal, canola, soybeans and crude oil.

The Total Index Series posted a net loss of (2.6)% in March. All three sectors, agricultural, energy and metals, posted losses of (2.54)%, (0.04)% and (0.08)%, respectively. Highest grossing commodities for the Total Index Series’ performance in March were soybean meal, oats, canola, rapeseed and soybeans.

Agricultural Sector Series

During the first quarter of 2012, the Agricultural Sector Series achieved a net realized and unrealized gain of $240,093 from its trading operations, which is net of brokerage commissions of $7,152. The Agricultural Sector Series incurred total expenses of $42,177, including $20,945 in Management Fees (paid to the Managing Member), $4,526 in Servicing Fees (paid to selling agents), $13,485 in operating expenses, and $3,221 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Agricultural Sector series incurred $227 in interest expense due to market fluctuations as treasury bills are marked to market.

The Agricultural Sector Series posted a net gain of 1.19% in January. Highest grossing commodities for the Agricultural Sector Series’ performance in January were orange juice, rubber, milling wheat, cocoa and rapeseed.

The Agricultural Sector Series posted a net gain of 1.38% in February. Highest grossing commodities for the Agricultural Sector Series’ performance in February were soybean meal, canola, soybeans, sugar and oats.

The Agricultural Sector Series posted a net loss of (0.83)% in March. Highest grossing commodities for the Agricultural Sector Series’ performance in March were soybean meal, oats, canola, rapeseed and rubber.

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

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Company trades in futures, and may trade in forward and swap, contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Company at the same time, the Company could experience substantial losses. Because the Company is designed to replicate the Index, or a Sub-Index, the Managing Member adjusts the Company’s portfolios, on a Series by Series basis, only as necessary to accommodate expirations in particular commodity futures contracts and to adjust overall position size for changes resulting from subscriptions and withdrawals. The Managing Member does not exercise discretion over the positions a Series maintains. Consequently, the Managing Member does not apply risk management techniques in its trading decisions. The Company initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques. The Company maintains approximately 90% of its assets, excluding the assets used to satisfy margin requirements, in U.S. government securities, including securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-United States exchanges), other CFTC-authorized investments and certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits) at one or more federally chartered U.S. banking institutions, for which the Managing Member believes the market-risk to be minimal.

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

CONTRACTUAL OBLIGATIONS

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts. All such contracts are settled by offset, not delivery. The Financial Statements of the Company present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the open futures and other contracts at March 31, 2012 (unaudited) and December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Value at Risk is a measure of the maximum amount which the Company could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Company’s speculative trading and the occurrence in the markets traded by the Company of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond that indicated or the Company’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Company’s losses in any market sector will be limited to Value at Risk or by the Company’s attempts to manage its market risk.

Materiality, as used in this section “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage and multiplier features of the Company’s market sensitive instruments.

Quantifying the Company’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Company’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Company’s risk exposure in the various market sectors traded by the Managing Member is quantified below in terms of Value at Risk. Due to the Company’s mark- to-market accounting, any loss in the fair value of the Company’s open positions is directly reflected in the Company’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Company as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed 95-99% of the maximum one-day losses in the fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Total Index Series’ open positions by market category for the quarter ended March 31, 2012. As of March 31, 2012, the Total Index Series’ average total capitalization was approximately $306,063,833.

Total Index Series

Three Months Ended March 31, 2012

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$18.23	6.0%	$18.96	$17.86
Fiscal Year Ended December 31, 2011
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$20.39	6.2%	$21.17	$17.92

Average, highest and lowest Value at Risk amounts relate to the three months ended March 31, 2012. Average Capitalization is the Total Index Series’ capitalization at the end of each month during the three months ended March 31, 2012. Dollar amounts represent millions of dollars.

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Agricultural Sector Series’ open positions by market category for the quarter ended March 31, 2012. As of March 31, 2012, the Agricultural Sector Series’ average total capitalization was approximately $12,829,995.

Agricultural Sector Series

Three Months Ended March 31, 2012

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.66	5.1%	$0.68	$0.62
Fiscal Year Ended December 31, 2011
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.98	6.1%	$1.11	$0.66

Average, highest and lowest Value at Risk amounts relate to the three months ended March 31, 2012. Average Capitalization is the average of the Agricultural Sector Series’ capitalization at the end of each month during the three months ended March 31, 2012. Dollar amounts represent millions of dollars.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Company is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Company. The magnitude of the Company’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Company to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Company — give no indication of this “risk of ruin.”

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

Qualitative Disclosures

There have been no material changes in the qualitative disclosures about market risk to the company from those previously disclosed in the company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Member, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Company and each Series as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Company and each Series.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first fiscal quarter of 2012, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: January: $1,654,190; February: $1,192,698; and March: $10,387,710.

During the first fiscal quarter of 2012, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts: January: $0; February: $1,196,000; and March: $1,145,000.

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

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended March 31, 2012:

Date of Closing	Total Amount of Withdrawals
January 31, 2012	$4,762,853
February 29,2012	$3,446,610
March 31, 2012	$4,200,071

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended March 31, 2012:

Date of Closing	Total Amount of Withdrawals
January 31, 2012	$63,828
February 29,2012	$75,918
March 31, 2012	$118,661

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended March 31, 2012 and March 31, 2011, (iii) the Unaudited Consolidated Statements of Cash Flows for the year to date ended March 31, 2012 and March 31, 2011, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012		RICI® Linked – PAM Advisors Fund, LLC (Registrant)

By: Price Asset Management, Inc. Managing Member

	By:	/s/ John D. Reese
John D. Reese
Principal Executive Officer

	By:	/s/ Allen D. Goodman
Allen D. Goodman Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2012, filed with the SEC on May 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended March 31, 2012 and March 31, 2011, (iii) the Unaudited Consolidated Statements of Cash Flows for the year to date ended March 31, 2012 and March 31, 2011, and (iv) Notes to Unaudited Consolidated Financial Statements.

E-1