Form 10-Q
period 2012-06-30
RICI Linked - PAM Advisors Fund, LLC
filed 2012-08-14
CIK 1462567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

RICI ® Linked - PAM Advisors Fund, LLC

Statements of Financial Condition

June 30, 2012 (Unaudited) and December 31, 2011 (Audited)

					Total for RICI ® Linked - PAM Advisors Fund, LLC
	Total Index Series		Agricultural Sector Series

	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Assets

Equity in broker trading account
Cash	$40,386,561	$39,022,097	$2,144,732	$1,716,218	$42,531,293	$40,738,315
Net unrealized gain (loss) on open futures contracts	7,100,249	(7,034,079)	1,042,347	(218,253)	8,142,596	(7,252,332)

	47,486,810	31,988,018	3,187,079	1,497,965	50,673,889	33,485,983

Cash and cash equivalents	5,131,476	3,892,851	200,587	189,915	5,332,063	4,082,766
Investments
Government-sponsored enterprise securities, at fair value	214,954,540	245,980,900	8,898,112	9,498,975	223,852,652	255,479,875
Mutual funds, at fair value	—	5,920,265	72,829	846,264	72,829	6,766,529
Receivable from MF Global	11,185,395	11,047,988	992,200	972,273	12,177,595	12,020,261
Interest receivable	9	—	—	—	9	—

Total assets	$278,758,230	$298,830,022	$13,350,807	$13,005,392	$292,109,037	$311,835,414

Liabilities and Members’ Equity (Net Assets)

Accrued operating expenses	$98,378	$170,048	$34,993	$38,507	$133,371	$208,555
Management fee payable to Managing Member	148,687	161,056	7,187	7,002	155,874	168,058
Support services fee payable	22,863	24,764	1,105	1,077	23,968	25,841
Servicing fee payable to selling agent	27,356	28,790	4,364	6,142	31,720	34,932
Withdrawals payable	26,926,405	4,148,997	512,980	1,364,418	27,439,385	5,513,415
Subscriptions received in advance	4,095,851	1,270,000	10,000	—	4,105,851	1,270,000

	31,319,540	5,803,655	570,629	1,417,146	31,890,169	7,220,801

Members’ equity (net assets)	247,438,690	293,026,367	12,780,178	11,588,246	260,218,868	304,614,613

Total liabilities and members’ equity (net assets)	$278,758,230	$298,830,022	$13,350,807	$13,005,392	$292,109,037	$311,835,414

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

June 30, 2012 (Unaudited)

		Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
		Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)		Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)		Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)
Futures contracts
United States
Agriculture		$7,686,402	3.11%		$—	—%		$7,686,402	2.95%
17 November 2012 Soybean Contracts		—	—		130,625	1.02		130,625	0.05
46 September 2012 Wheat Contracts		—	—		240,425	1.88		240,425	0.09
57 September 2012 Corn Contracts		—	—		304,250	2.38		304,250	0.12
Other*		—	—		326,457	2.55		326,457	0.13
Energy*		2,790,372	1.13		—	—		2,790,372	1.07
Metals*		(98,445)	(0.04)		—	—		(98,445)	(0.04)

Total futures contracts - United States		10,378,329	4.20		1,001,757	7.83		11,380,086	4.37

Foreign
Agriculture*		311,085	0.13		40,590	0.32		351,675	0.14
Energy*		868,240	0.35		—	—		868,240	0.33
Metals*		(4,457,405)	(1.80)		—	—		(4,457,405)	(1.71)

Total futures contracts - Foreign		(3,278,080)	(1.32)		40,590	0.32		(3,237,490)	(1.24)

Total net unrealized gain on open futures contracts		$7,100,249	2.88%		$1,042,347	8.15%		$8,142,596	3.13%

Government-sponsored enterprise securities	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)
United States
U.S.Treasury Bills
$ 80,000,000 Treasury bill due 07/12/2012	$79,976,316	$79,998,400	32.33%	$—	$—	—%	$79,976,316	$79,998,400	30.74%
$ 4,700,000 Treasury bill due 07/12/2012	—	—	—	4,698,614	4,699,906	36.77	4,698,614	4,699,906	1.81
$ 16,000,000 Treasury bill due 07/26/2012	15,995,152	15,999,520	6.47	—	—	—	15,995,152	15,999,520	6.15
$ 2,000,000 Treasury bill due 08/09/2012	—	—	—	1,999,023	1,999,900	15.65	1,999,023	1,999,900	0.77
$ 25,000,000 Treasury bill due 10/11/2012	24,984,838	24,993,500	10.10	—	—	—	24,984,838	24,993,500	9.60
$ 20,000,000 Treasury bill due 10/18/2012	19,989,044	19,993,600	8.08	—	—	—	19,989,044	19,993,600	7.68
$ 20,000,000 Treasury bill due 10/18/2012	19,988,939	19,993,600	8.08	—	—	—	19,988,939	19,993,600	7.68
$ 50,000,000 Treasury bill due 11/08/2012	49,968,324	49,979,000	20.20	—	—	—	49,968,324	49,979,000	19.21
$ 4,000,000 Treasury bill due 12/27/2012	3,996,895	3,996,920	1.62	—	—	—	3,996,895	3,996,920	1.54
$ 2,200,000 Treasury bill due 12/27/2012	—	—	—	2,198,295	2,198,306	17.20	2,198,295	2,198,306	0.84

Total Government-sponsored enterprise securities	$214,899,508	$214,954,540	86.88%	$8,895,932	$8,898,112	69.62%	$223,795,440	$223,852,652	86.02%

Mutual funds
United States
AIM Government & Agency
Portfolio Institutional (72,829 shares)	$—	$—	—%	$72,829	$72,829	0.57%	$72,829	$72,829	0.03%

Total mutual funds	$—	$—	—%	$72,829	$72,829	0.57%	$72,829	$72,829	0.03%

*	No individual futures contract position constituted greater than 1% of members’ equity (net assets).

    Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

December 31, 2011 (Audited)

		Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
		Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)		Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)		Net Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Members’ Equity (Net Assets)
Futures contracts *
United States
Agriculture		$(1,896,563)	(0.65)%		$(251,777)	(2.17)%		$(2,148,340)	(0.71)%
Energy		(1,192,742)	(0.41)		—	—		(1,192,742)	(0.39)
Metals		(1,778,430)	(0.61)		—	—		(1,778,430)	(0.58)

Total futures contracts - United States		(4,867,735)	(1.67)		(251,777)	(2.17)		$(5,119,512)	(1.68)

Foreign
Agriculture		295,602	0.10		33,524	0.29		329,126	0.11
Energy		(271,260)	(0.09)		—	—		(271,260)	(0.09)
Metals		(2,190,686)	(0.75)		—	—		(2,190,686)	(0.72)

Total futures contracts - Foreign		(2,166,344)	(0.74)		33,524	0.29		(2,132,820)	(0.70)

Total net unrealized gain/(loss) on open futures contracts		$(7,034,079)	(2.41)%		$(218,253)	(1.88)%		$(7,252,332)	(2.38)%

Government-sponsored enterprise securities	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)	Cost	Fair Value	Percent of Members’ Equity (Net Assets)
United States
U.S.Treasury Bills
$ 84,000,000 Treasury bill due 01/26/2012	$83,960,521	$83,999,160	28.67%	$—	$—	—%	$83,960,521	$83,999,160	27.58%
$ 6,000,000 Treasury bill due 01/26/2012	—	—	—	5,997,205	5,999,940	51.78	5,997,205	5,999,940	1.97
$ 35,000,000 Treasury bill due 04/05/2012	34,996,368	34,998,250	11.94	—	—	—	34,996,368	34,998,250	11.49
$ 40,000,000 Treasury bill due 04/19/2012	39,989,389	39,997,600	13.65	—	—	—	39,989,389	39,997,600	13.13
$ 10,000,000 Treasury bill due 04/26/2012	9,997,735	9,999,300	3.41	—	—	—	9,997,735	9,999,300	3.28
$ 57,000,000 Treasury bill due 05/17/2012	56,991,341	56,992,590	19.45	—	—	—	56,991,341	56,992,590	18.71
$ 500,000 Treasury bill due 05/17/2012	—	—	—	499,929	499,935	4.31	499,929	499,935	0.16
$ 20,000,000 Treasury bill due 06/28/2012	19,995,456	19,994,000	6.82	—	—	—	19,995,456	19,994,000	6.56
$ 3,000,000 Treasury bill due 06/28/2012	—	—	—	2,999,323	2,999,100	25.88	2,999,323	2,999,100	0.98

Total Government-sponsored enterprise securities	$245,930,810	$245,980,900	83.94%	$9,496,457	$9,498,975	81.97%	$255,427,267	$255,479,875	83.86%

Mutual funds
United States
AIM Government & Agency
Portfolio Institutional (5,920,265 shares)	$5,920,265	$5,920,265	2.02%	$—	$—	—%	$5,920,265	$5,920,265	1.94%
AIM Government & Agency
Portfolio Institutional (846,264 shares)	—	—	—	846,264	846,264	7.30	846,264	846,264	0.28

Total mutual funds	$5,920,265	$5,920,265	2.02%	$846,264	$846,264	7.30%	$6,766,529	$6,766,529	2.22%

*	No individual futures contract position constituted greater than 1% of members’ equity (net assets).

    Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Statements of Operations

For the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Total Index Series				Agricultural Sector Series				Total RICI® Linked - PAM Advisors Fund, LLC
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Realized and unrealized gains (losses) on investments
Realized gains (losses) on futures contracts	$(41,785,945)	$(7,739,981)	$(29,098,125)	$39,546,924	$(1,287,481)	$(526,201)	$(1,335,681)	$2,027,624	$(43,073,426)	$(8,266,182)	$(30,433,806)	$41,574,548
Realized gains on securities	28,236	162,058	69,554	238,484	660	9,667	3,427	10,361	28,896	171,725	72,981	248,845
Change in unrealized gains (losses) on open futures contracts	11,729,895	(20,727,257)	14,134,328	(34,966,484)	966,241	(1,593,414)	1,260,600	(3,199,691)	12,696,136	(22,320,671)	15,394,928	(38,166,175)
Change in unrealized gains (losses) on securities	26,882	(35,165)	4,943	21,236	1,343	(5,221)	(338)	2,170	28,225	(40,386)	4,605	23,406
Brokerage commissions	(136,264)	(146,496)	(286,737)	(299,029)	(7,901)	(8,855)	(15,053)	(18,855)	(144,165)	(155,351)	(301,790)	(317,884)

Net realized and unrealized gain (loss) on investments	(30,137,196)	(28,486,841)	(15,176,037)	4,541,131	(327,138)	(2,124,024)	(87,045)	(1,178,391)	(30,464,334)	(30,610,865)	(15,263,082)	3,362,740

Investment income
Interest income	4,866	8,854	5,232	28,145	412	478	185	1,286	5,278	9,332	5,417	29,431
Expenses
Management fees	460,154	590,126	964,496	1,182,102	21,267	28,070	42,212	58,351	481,421	618,196	1,006,708	1,240,453
Operating expenses	112,512	112,135	233,097	235,319	13,650	12,591	27,135	24,904	126,162	124,726	260,232	260,223
Support services fee	70,755	90,739	148,304	181,763	3,270	4,316	6,491	8,972	74,025	95,055	154,795	190,735
Servicing fees	27,356	37,294	54,252	74,357	4,363	8,093	8,889	16,484	31,719	45,387	63,141	90,841

	670,777	830,294	1,400,149	1,673,541	42,550	53,070	84,727	108,711	713,327	883,364	1,484,876	1,782,252

Net investment loss	(665,911)	(821,440)	(1,394,917)	(1,645,396)	(42,138)	(52,592)	(84,542)	(107,425)	(708,049)	(874,032)	(1,479,459)	(1,752,821)

Net income (loss)	$(30,803,107)	$(29,308,281)	$(16,570,954)	$2,895,735	$(369,276)	$(2,176,616)	$(171,587)	$(1,285,816)	$(31,172,383)	$(31,484,897)	$(16,742,541)	$1,609,919

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Statement of Changes in Members’ Equity (Net Assets)

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC

	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Members’ equity (net assets) December 31, 2011	$37,002	$292,989,365	$293,026,367	$35,511	$11,552,735	$11,588,246	$72,513	$304,542,100	$304,614,613
Subscriptions, net	—	18,842,340	18,842,340	—	2,425,718	2,425,718	—	21,268,058	21,268,058
Withdrawals	—	(47,859,063)	(47,859,063)	—	(1,062,199)	(1,062,199)	—	(48,921,262)	(48,921,262)
Net loss	(1,970)	(16,568,984)	(16,570,954)	(167)	(171,420)	(171,587)	(2,137)	(16,740,404)	(16,742,541)

Members’ equity (net assets) June 30, 2012	$35,032	$247,403,658	$247,438,690	$35,344	$12,744,834	$12,780,178	$70,376	$260,148,492	$260,218,868

Members’ equity (net assets) December 31, 2010	$40,880	$325,577,491	$325,618,371	$43,751	$17,514,718	$17,558,469	$84,631	$343,092,209	$343,176,840
Subscriptions, net	—	42,036,172	42,036,172	—	1,537,034	1,537,034	—	43,573,206	43,573,206
Withdrawals	—	(46,930,742)	(46,930,742)	—	(2,082,866)	(2,082,866)	—	(49,013,608)	(49,013,608)
Net income (loss)	403	2,895,332	2,895,735	(3,045)	(1,282,771)	(1,285,816)	(2,642)	1,612,561	1,609,919

Members’ equity (net assets) June 30, 2011	$41,283	$323,578,253	$323,619,536	$40,706	$15,686,115	$15,726,821	$81,989	$339,264,368	$339,346,357

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

The FASB provides guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. For the periods ended June 30, 2012 and 2011 management has determined that there are no material uncertain income tax positions.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
Description	June 30, 2012 Level 1	December 31, 2011 Level 1	June 30, 2012 Level 1	December 31, 2011 Level 1	June 30, 2012 Level 1	December 31, 2011 Level 1
Equity in broker trading account
Futures contracts	$7,100,249	$(7,034,079)	$1,042,347	$(218,253)	$8,142,596	$(7,252,332)
Cash and cash equivalents
Money market funds	826,279	191,286	11,153	—	837,432	191,286
Investments
Government-sponsored enterprise securities	214,954,540	245,980,900	8,898,112	9,498,975	223,852,652	255,479,875
Mutual funds	—	5,920,265	72,829	846,264	72,829	6,766,529

	$222,881,068	$245,058,372	$10,024,441	$10,126,986	$232,905,509	$255,185,358

Note 2. Fair Value of Financial Instruments (Continued)

At June 30, 2012 and December 31, 2011 the Company had no Level 2 or Level 3 assets or liabilities. The Company assesses the levels or assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstance that caused the transfer. There was no transfer among Levels 1, 2 and 3 during the period ended June 30, 2012 and year ended December 31, 2011.

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

Total Index Series

As of June 30, 2012 and December 31, 2011 the Total Index Series’ derivative contracts had the following impact on the statement of financial condition:

	Contract Risk	Location	Asset Derivatives June 30, 2012	Liability Derivatives June 30, 2012	Net
Futures:	Commodity price	Equity in broker trading account
Agriculture			$8,149,175	$(151,688)	$7,997,487
Energy			3,658,612	0	3,658,612
Metals			102,365	(4,658,215)	(4,555,850)

			$11,910,152	$(4,809,903)	$7,100,249

	Contract risk	Location	Asset Derivatives December 31, 2011	Liability Derivatives December 31, 2011	Net
Futures:	Commodity price	Equity in broker trading account
Agriculture			$1,758,810	$(3,359,771)	$(1,600,961)
Energy			102,759	(1,566,761)	(1,464,002)
Metals			2,412,135	(6,381,251)	(3,969,116)

			$4,273,704	$(11,307,783)	$(7,034,079)

Note 3. Derivative Instruments (Continued)

For the three and six months ended June 30, 2012 and 2011 the Total Index Series’ derivative contracts had the following impact on the statement of operations:

		Six months ended June 30, 2012
	Contract Risk	Realized losses on futures contracts	Change in unrealized gains on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(7,400,610)	$1,099,869	$(6,300,741)
Energy		(19,822,118)	10,515,927	(9,306,191)
Metals		(1,875,397)	2,518,532	643,135

		$(29,098,125)	$14,134,328	$(14,963,797)

		Six months ended June 30, 2011
	Contract Risk	Realized gains on futures contracts	Change in unrealized losses on open futures contracts	Net trading gains (losses)
Futures	Commodity price
Agriculture		$13,539,748	$(21,794,437)	$(8,254,689)
Energy		16,362,187	(4,740,250)	11,621,937
Metals		9,644,989	(8,431,797)	1,213,192

		$39,546,924	$(34,966,484)	$4,580,440

		Three months ended June 30, 2012
	Contract Risk	Realized losses on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading losses
Futures:	Commodity price
Agriculture		$(9,983,232)	$7,388,086	$(2,595,146)
Energy		(26,883,520)	5,644,738	(21,238,782)
Metals		(4,919,193)	(1,302,929)	(6,222,122)

		$(41,785,945)	$11,729,895	$(30,056,050)

		Three months ended June 30, 2011
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized losses on open futures contracts	Net trading losses
Futures	Commodity price
Agriculture		$(3,465,088)	$(11,155,355)	$(14,620,443)
Energy		(6,607,312)	(5,217,290)	(11,824,602)
Metals		2,332,419	(4,354,612)	(2,022,193)

		$(7,739,981)	$(20,727,257)	$(28,467,238)

For the six months ended June 30, 2012 and 2011, the monthly average number of futures contracts bought and sold was approximately 7,832 and 7,427, respectively.

Note 3. Derivative Instruments (Continued)

Agricultural Sector Series

As of June 30, 2012 and December 31, 2011, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of financial condition:

	Contract Risk	Location	Asset Derivatives June 30, 2012	Liability Derivatives June 30, 2012	Net
Futures:	Commodity price	Equity in broker trading account
Agriculture			$1,061,654	$(19,307)	$1,042,347
Energy			—	—	—
Metals			—	—	—

			$1,061,654	$(19,307)	$1,042,347

	Contract risk	Location	Asset Derivatives December 31, 2011	Liability Derivatives December 31, 2011	Net
Futures:	Commodity price	Equity in broker trading account
Agriculture			$188,335	$(406,588)	$(218,253)
Energy			—	—	—
Metals			—	—	—

			$188,335	$(406,588)	$(218,253)

Note 3. Derivative Instruments (Continued)

For the three and six months ended June 30, 2012 and 2011, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of operations:

		Six months ended June 30, 2012
	Contract Risk	Realized losses on futures contracts	Change in unrealized gains on open futures contracts	Net trading losses
Futures:	Commodity price
Agriculture		$(1,335,681)	$1,260,600	$(75,081)
Energy		—	—	—
Metals		—	—	—

		$(1,335,681)	$1,260,600	$(75,081)

		Six months ended June 30, 2011
	Contract Risk	Realized gains on futures contracts	Change in unrealized losses on open futures contracts	Net trading losses
Futures	Commodity price
Agriculture		$2,027,624	$(3,199,691)	$(1,172,067)
Energy		—	—	—
Metals		—	—	—

		$2,027,624	$(3,199,691)	$(1,172,067)

		Three months ended June 30, 2012
	Contract Risk	Realized losses on futures contracts	Change in unrealized gains on open futures contracts	Net trading losses
Futures:	Commodity price
Agriculture		$(1,287,481)	$966,241	$(321,240)
Energy		—	—	—
Metals		—	—	—

		$(1,287,481)	$966,241	$(321,240)

		Three months ended June 30, 2011
	Contract Risk	Realized losses on futures contracts	Change in unrealized losses on open futures contracts	Net trading losses
Futures	Commodity price
Agriculture		$(526,201)	$(1,593,414)	$(2,119,615)
Energy		—	—	—
Metals		—	—	—

		$(526,201)	$(1,593,414)	$(2,119,615)

For the six months ended June 30, 2012 and 2011, the monthly average number of futures contracts bought and sold was approximately 445 and 410, respectively.

Note 4. Equity in Broker Trading Account

Cash and financial instruments held at the Company’s clearing brokers collateralize amounts due to the clearing brokers, if any, and may serve to satisfy regulatory or clearing broker margin requirements. The Company earns interest on its assets deposited with brokers. At June 30, 2012 and December 31, 2011, the following amounts of cash and futures contracts were held at clearing brokers to satisfy margin requirements.

	June 30, 2012	December 31, 2011
Total Index Series	$20,074,735	$23,495,853
Agricultural Sector Series	894,267	871,324

Note 5. Receivable from MF Global

On October 31, 2011, MF Global Inc., the Company’s clearing broker at that time (MF Global), reported to the Securities and Exchange Commission (SEC) and the Commodity Futures Trading Commission (CFTC) possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation led by the Securities Investor Protection Corporation (SIPC) would be the safest and most prudent course of action to protect customer accounts and assets, and a SIPC led liquidation commenced. The Company held $33,268,088 of assets in customer segregated and secured accounts on deposit as required to support futures positions at MF Global as of October 31, 2011, although the majority of the Company’s assets were then, and are now, held in bank custody accounts.

On November 21, 2011, the liquidation trustee for MF Global (the Trustee) made a statement that the apparent shortfall in MF Global segregated funds could be as much as $1.2 billion. In light of the foregoing, the inherent uncertainty in the timing and results of the liquidation process from the bankruptcy proceedings, and after consultation with professional advisors, the Managing Member made the decision to account for the Company’s estimated exposure to such shortfall by recording a reserve in accordance with GAAP, of $7,330,679 or 2.33% of the member’s equity of the Total Index Series and $486,844 or 3.17% of the member’s equity of the Agricultural Sector Series, although there can be no assurance that any actual shortfall will not be greater than the Trustee’s estimate or that missing segregated funds will not be located reducing the estimated shortfall. The remaining receivable from MF Global is $12,020,261 as of December 31, 2011 and $12,177,595 as of June 30, 2012. The amount of the receivable from MF Global increased from December 31, 2011 to June 30, 2012 by $157,334 due to foreign currency conversions recorded in January 2012. These receivables from MF Global are estimated by management based upon information provided by the Trustee and may be subject to change in the near term. Such change could be material to the statement of financial condition.

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

Note 8. Fees and Expenses

The Company pays the Managing Member a monthly management fee of 0.054167 percent of the month-end Net Asset Value of each non-managing member’s capital account in the Company (0.65 percent per annum). The Managing Member may waive or reduce its management fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction. There were no waived management fees for the three and six months ended June 30, 2012 and 2011.

The management fees for the three and six months ended June 30, 2012 and 2011 were as follows and are reflected in the statements of operations.

	Six months ended
	June 30, 2012	June 30, 2011
Total Index Series	$964,496	$1,182,102
Agricultural Sector Series	42,212	58,351
The Company	1,006,708	1,240,453

	Three months ended
	June 30, 2012	June 30, 2011
Total Index Series	$460,154	$590,126
Agricultural Sector Series	21,267	28,070
The Company	481,421	618,196

Non-managing members in the Company introduced by their respective selling agents may be charged a monthly service fee of 0.0833 percent (1 percent per annum) payable to the selling agent. They may also be charged an upfront sales fee of up to one percent of the subscriptions amount that is deducted from the subscription proceeds and paid to the applicable selling agent, if any. For the three and six months ended June 30, 2012 and 2011 subscriptions are net of the following amounts in sales fees that were charged to applicable non-managing members.

	Six months ended
	June 30, 2012	June 30, 2011
Total Index Series	$3,000	$13,669
Agricultural Sector Series	4,600	5,353
The Company	7,600	19,022

	Three months ended
	June 30, 2012	June 30, 2011
Total Index Series	$1,125	$4,374
Agricultural Sector Series	600	864
The Company	1,725	5,238

Note 8. Fees and Expenses (Continued)

Non-managing members introduced through qualified advisors, including the marketing representative, Uhlmann Price Securities, LLC, will not be charged a service fee. Uhlmann Price Securities, LLC, an affiliate of the Managing Member, will be paid its introducing fee by the Managing Member without reimbursement from the Company. The Company incurred the following amount of servicing fees to the selling agents during the three and six months ended June 30, 2012 and 2011, respectively.

	Six months ended
	June 30, 2012	June 30, 2011
Total Index Series	$54,252	$74,357
Agricultural Sector Series	8,889	16,484
The Company	63,141	90,841

	Three months ended
	June 30, 2012	June 30, 2011
Total Index Series	$27,356	$37,294
Agricultural Sector Series	4,363	8,093
The Company	31,719	45,387

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

The Price Futures Group, Inc. (Price Futures), an affiliate of the Managing Member, acts as the introducing broker for the Company, whereby certain accounts of the Company are introduced to the Company’s clearing broker. A portion of the brokerage fee paid by the Company for clearing transactions is paid to Price Futures by the clearing broker.

Commencing June 1, 2010, the Company pays 0.0083 percent (0.10 percent per annum) of the month-end net asset value, Series by Series, as a support service fee to pay broker-dealers for distribution related services to the Company for hosting distribution platforms or providing custody solutions.

The Company incurred the following amount of support services fees during the three and six months ended June 30, 2012 and 2011, respectively.

	Six months ended
	June 30, 2012	June 30, 2011
Total Index Series	$148,304	$181,763
Agricultural Sector Series	6,491	8,972
The Company	154,795	190,735

	Three months ended
	June 30, 2012	June 30, 2011
Total Index Series	$70,755	$90,739
Agricultural Sector Series	3,270	4,316
The Company	74,025	95,055

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

Note 10. Financial Highlights

Financial highlights for non-managing members of the Company for the three and six months ended June 30, 2012 and 2011 are as follows:

	Total Index Series		Agricultural Sector Series
	Three months ended June 30,		Three months ended June 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Total Return	(10.11)%	(8.08)%	(2.60)%	(11.90)%

Ratios to average members’ equity (net assets)
Total expenses (1) (3)	0.91%	0.89%	1.29%	1.18%

Net investment loss (2) (3)	(0.91)%	(0.88)%	(1.28)%	(1.17)%

	Total Index Series		Agricultural Sector Series
	Six months ended June 30,		Six months ended June 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Total Return	(5.70)%	0.59%	(0.91)%	(7.39)%

Ratios to average members’ equity (net assets)
Total expenses (1) (3)	0.94%	0.92%	1.30%	1.20%

Net investment loss (2) (3)	(0.93)%	(0.91)%	(1.30)%	(1.18)%

(1)	The ratio of operating expenses to average members’ equity (net asset) values does not include brokerage commissions.
(2)	Net investment loss does not include net realized and unrealized gains and losses and the related brokerage commissions of the Series.
(3)	Annualized.

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

Note 12. Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2012, the statements of operations for the three and six months ended June 30, 2012 and 2011 and changes in members’ equity (net assets) for the six months ended June 30, 2012 and 2011 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of June 30, 2012, results of operations for the three and six months ended June 30, 2012 and 2011 and changes in members’ equity (net assets) for the six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2011 Form 10-K as filed with the SEC.

Note 13. Subsequent Events

The Company’s management evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

Subsequent to June 30, 2012, subscriptions and withdrawals of interests were as follows:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals
July	$35,115,647	$(2,875,891)	$48,641	$(860,601)	$35,164,288	$(3,736,492)
August	1,346,290	—	30,000	—	1,376,290	—

Total	$36,461,937	$(2,875,891)	$78,641	$(860,601)	$36,540,578	$(3,736,492)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

RICI® Linked – PAM Advisors Fund, LLC (the Company) consists of four series (each, a Series): the RICI® Linked – PAM Total Index Series (the Total Index Series), the RICI® Linked – PAM Agricultural Sector Series (the Agricultural Sector Series), the RICI® Linked – PAM Energy Sector Series (the Energy Sector Series), and the RICI® Linked – PAM Metals Sector Series (the Metals Sector Series). The Total Index Series, Agricultural Sector Series and Energy Sector Series commenced operations on May 8, 2007, February 7, 2008 and January 1, 2010, respectively. The Energy Sector Series ceased operations after paying out withdrawal proceeds with respect to the July 31, 2010 withdrawal date. The Metals Sector Series has not yet commenced operations.

For the avoidance of doubt, the Company is organized as a “series” limited liability company such that, pursuant to Section 18-215(b) of the Delaware Limited Liability Company Act (the Act), the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Series shall be enforceable only against the assets of such Series and not against the assets of the Company generally or any other Series. Accordingly, the assets of one Series of the Company include only those funds and other assets that are paid to, held by or distributed to the Company on account of and for the benefit of that Series, including, without limitation, funds delivered to the Company for investment in that Series.

LIQUIDITY

Approximately 90% of the Company’s assets, excluding the assets used to satisfy margin requirements, are invested in U.S. government securities, including securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission (CFTC) -authorized investments and certain other money market instruments at one or more federally chartered U.S. banking institutions. The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses. Price Asset Management, Inc. (the Managing Member) will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the futures trading, the Company’s assets are highly liquid and are expected to remain so. During its operations through June 30, 2012, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

On October 31, 2011, MF Global Inc., the Company’s clearing broker at that time (MF Global), reported to the Securities and Exchange Commission (SEC) and the CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation led by the Securities Investor Protection Corporation (SIPC) would be the safest and most prudent course of action to protect customer accounts and assets, and a SIPC led liquidation commenced. The Company held assets in customer segregated and secured amount accounts on deposit as required to support futures positions at MF Global as of October 31, 2011, although the majority of the Company’s assets were then, and are now, held in bank custody accounts.

On November 21, 2011, the liquidation trustee for MF Global (the Trustee) made a statement that the apparent shortfall in MF Global segregated funds could be as much as $1.2 billion. In light of the foregoing, the inherent uncertainty in the timing and results of the liquidation process from the bankruptcy proceedings, and after consultation with professional advisors, the Managing Member made the decision to account for the Company’s estimated exposure to such shortfall by taking a reserve, in accordance with U.S. generally accepted accounting principles (GAAP), of $7,330,679 or 2.33% of the members’ equity of the Total Index Series and $486,844 or 3.17% of the members’ equity of the Agricultural Sector Series, although there can be no assurance that any actual shortfall will not be greater than the Trustee’s estimate or that missing segregated funds will not be located reducing the estimated shortfall. The remaining receivable from MF Global is $12,020,261 as of December 31, 2011 and $12,177,595 as of June 30, 2012. The amount of the receivable from MF Global increased from December 31, 2011 to June 30, 2012 by $157,334 due to foreign currency conversions recorded in January 2012. These receivables from MF Global are estimated by management based upon information provided by the Trustee and may be subject to change in the near term.

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

CAPITAL RESOURCES

The Company raises additional capital only through the sale of interests (Interests) and capital is increased through trading profits (if any) and through interest income. The Company does not engage in borrowing.

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

The Company accounts for subscriptions, allocations and withdrawals on a per member (Member) capital account basis. Income or loss is allocated pro rata to the capital accounts of all Members.

The preparation of financial statements in conformity with GAAP requires the Managing Member to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements. Based on the nature of the business and operations of the Company, the Managing Member believes that the estimates utilized in preparing the Company’s financial statements are appropriate and reasonable; however, actual results could differ from these estimates. The estimate of the receivable from MF Global is deemed a significant estimate as of June 30, 2012.

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

Three Months ended June 30, 2012

Total Index Series

During the second quarter of 2012, the Total Index Series achieved a net realized and unrealized loss of $30,137,196 from its trading operations, which is net of brokerage commissions of $136,264. The Total Index Series incurred total expenses of $670,777 including $460,154 in Management Fees (paid to the Managing Member), $27,356 in Servicing Fees (paid to Selling Agents), $112,512 in operating expenses, and $70,755 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Total Index Series earned $4,866 in interest income. An analysis of trading losses (net of all trading fees and expenses) by market sector is as follows:

Sector	% (Loss)
Agricultural	(0.48)%
Energy	(7.11)%
Metals	(2.07)%

Total Portfolio	(9.66)%

The Total Index Series posted a net loss of (0.7)% in April. All three sectors, agricultural, energy and metals, posted losses of (0.55)%, (0.12)% and (0.06)%, respectively. Highest grossing commodities for the Total Index Series’ performance in April were soybean meal, azuki beans, soybeans, lumber and lead.

The Total Index Series posted a net loss of (11.5)% in May. All three sectors, agricultural, energy and metals, posted losses of (3.04)%, (6.49)% and (1.98)%, respectively. Highest grossing commodities for the Total Index Series’ performance in May were milk, lean hogs, live cattle, natural gas and milling wheat.

The Total Index Series posted a net gain of 2.8% in June. The agricultural sector posted a gain of 3.10% while the energy and metals sectors posted losses of (0.51)% and (0.03)%, respectively. Highest grossing commodities for the Total Index Series’ performance in June were corn, oats, soybean meal, soft red winter wheat and natural gas.

Agricultural Sector Series

During the second quarter of 2012, the Agricultural Sector Series achieved a net realized and unrealized loss of $327,138 from its trading operations, which is net of brokerage commissions of $7,901. The Agricultural Sector Series incurred total expenses of $42,550, including $21,267 in Management Fees (paid to the Managing Member), $4,363 in Servicing Fees (paid to selling agents), $13,650 in operating expenses, and $3,270 in Support Services Fees (paid to the Managing

Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Agricultural Sector Series earned $412 in interest income.

The Agricultural Sector Series posted a net loss of (1.64)% in April. Highest grossing commodities for the Agricultural Sector Series’ performance in April were soybean meal, azuki beans, soybeans, lumber and rapeseed.

The Agricultural Sector Series posted a net loss of (8.74)% in May. Highest grossing commodities for the Agricultural Sector Series’ performance in May were milk, lean hogs, live cattle, milling wheat and hard red winter wheat.

The Agricultural Sector Series posted a net gain of 8.51% in June. Highest grossing commodities for the Agricultural Sector Series’ performance in June were corn, oats, soybean meal, soft red winter wheat and soybeans.

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

CONTRACTUAL OBLIGATIONS

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts. All such contracts are settled by offset, not delivery. The Financial Statements of the Company present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the open futures and other contracts at June 30, 2012 (unaudited) and December 31, 2011.

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

Value at Risk is a measure of the maximum amount which the Company could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Company’s speculative trading and the occurrence in the markets traded by the Company of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond that indicated or the Company’s experience to date (i.e., risk of ruin). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Company’s losses in any market sector will be limited to Value at Risk or by the Company’s attempts to manage its market risk.

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

Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Total Index Series’ open positions by market category for the quarter ended June 30, 2012 and fiscal year ended December 31, 2011. During the quarter ended June 30, 2012 and the fiscal year ended December 31, 2011, the Total Index Series’ average total capitalization was approximately $283,427,894 and $332,251,093, respectively.

Total Index Series

Three Months Ended June 30, 2012
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$ 15.56	5.8%	$ 15.75	$ 15.22

Fiscal Year Ended December 31, 2011
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$ 20.39	6.2%	$ 21.17	$ 17.92

Average, highest and lowest Value at Risk amounts relate to the quarter end amounts during the relevant period. Average Capitalization is the Total Index Series’ capitalization at the end of each month during the relevant period. Dollar amounts represent millions of dollars.

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Agricultural Sector Series’ open positions by market category for the quarter ended June 30, 2012 and fiscal year ended December 31, 2011. During the quarter ended June 30, 2012 and the fiscal year ended December 31, 2011, the Agricultural Sector Series’ average total capitalization was approximately $12,978,014 and &15,976,230, respectively.

Agricultural Sector Series

Three Months Ended June 30, 2012
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$ 0.69	5.4%	$ 0.71	$ 0.66

Fiscal Year Ended December 31, 2011
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$ 0.98	6.1%	$ 1.11	$ 0.66

Average, highest and lowest Value at Risk amounts relate to the quarter end amounts during the relevant period. Average Capitalization is the average of the Agricultural Sector Series’ capitalization at the end of each month during the relevant period. Dollar amounts represent millions of dollars.

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

The Managing Member, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Company and each Series as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Company and each Series.

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

During the second fiscal quarter of 2012, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: April: $2,048,063; May: $993,875; and June: $2,565,803.

During the second fiscal quarter of 2012, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts: April: $40,168; May: $19,800; and June: $24,750.

Each of the foregoing Interests was privately offered and sold only to “accredited investors,” as defined in Rule 501(a) under the Securities Act of 1933, as amended (the 1933 Act), in reliance on the exemption from registration provided by Rule 506 under the 1933 Act, and are persons with whom the Managing Member, Uhlmann Price Securities, LLC, the Company’s marketing representative, or a selling agent have a pre-existing substantive relationship and with respect to whom it has been determined that the Interests are a suitable investment.

Pursuant to the Company’s Limited Liability Company Agreement, Members may withdraw capital from their capital accounts as of the end of each calendar month. The withdrawal of capital by Members has no impact on the value of the capital accounts of other Members.

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended June 30, 2012:

Date of Closing	Total Amount of Withdrawals
April 30, 2012	$6,680,528
May 31, 2012	$1,842,595
June 30, 2012	$26,926,406

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended June 30, 2012:

Date of Closing	Total Amount of Withdrawals
April 30, 2012	$153,156
May 31, 2012	$137,654
June 30, 2012	$512,980

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 14, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended June 30, 2012 and June 30, 2011, and (iii) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012	RICI® Linked –PAM Advisors Fund, LLC
(Registrant)

By: Price Asset Management, Inc.
Managing Member

By: /s/ John D. Reese
John D. Reese
Principal Executive Officer

By: /s/ Allen D. Goodman
Allen D. Goodman
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2012, filed with the SEC on August 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended June 30, 2012 and June 30, 2011, and (iii) Notes to Unaudited Consolidated Financial Statements.

1