Form 10-Q
period 2012-09-30
RICI Linked - PAM Advisors Fund, LLC
filed 2012-11-14
CIK 1462567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

RICI® Linked - PAM Advisors Fund, LLC

Statements of Financial Condition

September 30, 2012 (Unaudited) and December 31, 2011 (Audited)

					Total RICI® Linked - PAM Advisors Fund, LLC
	Total Index Series		Agricultural Sector Series
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Assets
Equity in broker trading account
Cash	$28,455,898	$39,022,097	$2,461,251	$1,716,218	$30,917,149	$40,738,315
Net unrealized gain (loss) on open futures contracts	8,786,983	(7,034,079)	137,262	(218,253)	8,924,245	(7,252,332)

	37,242,881	31,988,018	2,598,513	1,497,965	39,841,394	33,485,983

Cash and cash equivalents	3,680,693	3,892,851	113,780	189,915	3,794,473	4,082,766
Investments
Government-sponsored enterprise securities, at fair value	245,961,020	245,980,900	9,497,525	9,498,975	255,458,545	255,479,875
Mutual funds, at fair value	4,109,382	5,920,265	—	846,264	4,109,382	6,766,529
Receivable from MF Global	12,548,999	11,047,988	1,041,012	972,273	13,590,011	12,020,261
Interest receivable	57	—	—	—	57	—

Total assets	$303,543,032	$298,830,022	$13,250,830	$13,005,392	$316,793,862	$311,835,414

Liabilities and Members’ Equity (Net Assets)

Accrued operating expenses	$117,407	$170,048	$43,786	$38,507	$161,193	$208,555
Management fee payable to Managing Member	163,386	161,056	7,124	7,002	170,510	168,058
Support services fee payable	25,123	24,764	1,095	1,077	26,218	25,841
Servicing fee payable to selling agent	28,340	28,790	4,940	6,142	33,280	34,932
Withdrawals payable *	6,094,188	4,148,997	177,620	1,364,418	6,271,808	5,513,415
Subscriptions received in advance	1,510,000	1,270,000	—	—	1,510,000	1,270,000

	7,938,444	5,803,655	234,565	1,417,146	8,173,009	7,220,801

Members’ equity (net assets)	295,604,588	293,026,367	13,016,265	11,588,246	308,620,853	304,614,613

Total liabilities and members’ equity (net assets)	$303,543,032	$298,830,022	$13,250,830	$13,005,392	$316,793,862	$311,835,414

*	Included in the withdrawals payable are $606,498 for the Total Index Series and $101,575 for the Agricultural Sector Series due to redeemed investors who were investors in the Company as of October 31, 2011 and participated in the MF Global write down.

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

September 30, 2012 (Unaudited)

		Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
		Net Unrealized			Net Unrealized			Net Unrealized
		Gain (Loss)	Percent of		Gain (Loss)	Percent of		Gain (Loss)	Percent of
		on Open	Members’		on Open	Members’		on Open	Members’
		Long Futures	Equity		Long Futures	Equity		Long Futures	Equity
		Contracts	(Net Assets)		Contracts	(Net Assets)		Contracts	(Net Assets)
Futures contracts*
United States
Agriculture*		$765,301	0.26%		$72,868	0.56%		$838,169	0.27%
Energy*		(212,084)	(0.07)		—	—		(212,084)	(0.07)
Metals*		2,626,615	0.89		—	—		2,626,615	0.85

Total futures contracts - United States		3,179,832	1.08		72,868	0.56		3,252,700	1.05

Foreign
Agriculture*		490,517	0.17		64,394	0.49		554,911	0.18
Energy*		(126,860)	(0.04)		—	—		(126,860)	(0.04)
Metals*		5,243,494	1.77		—	—		5,243,494	1.70

Total futures contracts - Foreign		5,607,151	1.90		64,394	0.49		5,671,545	1.84

Total net unrealized gain on open futures contracts		$8,786,983	2.98%		$137,262	1.05%		$8,924,245	2.89%

			Percent of			Percent of			Percent of
			Members’			Members’			Members’
			Equity			Equity			Equity
	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)
Government-sponsored enterprise securities
United States
U.S.Treasury Bills
$ 25,000,000 Treasury bill due 10/11/2012	$24,984,838	$24,999,750	8.46%	$—	$—	—%	$24,984,838	$24,999,750	8.10%
$ 20,000,000 Treasury bill due 10/18/2012	19,989,044	19,999,400	6.77	—	—	—	19,989,044	19,999,400	6.48
$ 20,000,000 Treasury bill due 10/18/2012	19,988,939	19,999,400	6.77	—	—	—	19,988,939	19,999,400	6.48
$ 50,000,000 Treasury bill due 11/08/2012	49,968,324	49,996,000	16.91	—	—	—	49,968,324	49,996,000	16.20
$ 41,000,000 Treasury bill due 12/27/2012	40,973,251	40,990,570	13.87	—	—	—	40,973,251	40,990,570	13.28
$ 2,000,000 Treasury bill due 12/27/2012	—	—	—	1,998,450	1,999,540	15.36	1,998,450	1,999,540	0.65
$ 40,000,000 Treasury bill due 01/10/2013	39,971,850	39,990,800	13.53	—	—	—	39,971,850	39,990,800	12.96
$ 30,000,000 Treasury bill due 01/17/2013	29,982,858	29,993,100	10.15	—	—	—	29,982,858	29,993,100	9.72
$ 6,500,000 Treasury bill due 01/17/2013	—	—	—	6,496,052	6,498,505	49.93	6,496,052	6,498,505	2.11
$ 16,000,000 Treasury bill due 02/07/2013	15,988,675	15,994,080	5.41	—	—	—	15,988,675	15,994,080	5.18
$ 4,000,000 Treasury bill due 02/28/2013	3,997,499	3,997,920	1.35	—	—	—	3,997,499	3,997,920	1.30
$ 1,000,000 Treasury bill due 02/28/2013	—	—	—	999,378	999,480	7.68	999,378	999,480	0.32

Total Government-sponsored enterprise securities	$245,845,278	245,961,020	83.21%	$9,493,880	$9,497,525	72.97%	$255,339,158	$255,458,545	82.77%

Mutual funds
United States
Federated Government Obligations Fund (2,000,000 shares)	$2,000,005	$2,000,000	0.68%	$—	$—	—%	$2,000,005	$2,000,000	0.65%
AIM Government & Agency Portfolio Institutional (2,109,382 shares)	2,109,382	2,109,382	0.71	—	—	—	2,109,382	2,109,382	0.68

Total mutual funds	$4,109,387	$4,109,382	1.39%	$—	$—	—%	$4,109,387	$4,109,382	1.33%

*	No individual futures contract position constituted greater than 1% of members’ equity (net assets).

Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

December 31, 2011 (Audited)

		Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
		Net Unrealized			Net Unrealized			Net Unrealized
		Gain (Loss)	Percent of		Gain (Loss)	Percent of		Gain (Loss)	Percent of
		on Open	Members’		on Open	Members’		on Open	Members’
		Long Futures	Equity		Long Futures	Equity		Long Futures	Equity
		Contracts	(Net Assets)		Contracts	(Net Assets)		Contracts	(Net Assets)
Futures contracts *
United States
Agriculture		$(1,896,563)	(0.65)%		$(251,777)	(2.17)%		$(2,148,340)	(0.71)%
Energy		(1,192,742)	(0.41)		—	—		(1,192,742)	(0.39)
Metals		(1,778,430)	(0.61)		—	—		(1,778,430)	(0.58)

Total futures contracts - United States		(4,867,735)	(1.67)		(251,777)	(2.17)		$(5,119,512)	(1.68)

Foreign
Agriculture		295,602	0.10		33,524	0.29		329,126	0.11
Energy		(271,260)	(0.09)		—	—		(271,260)	(0.09)
Metals		(2,190,686)	(0.75)		—	—		(2,190,686)	(0.72)

Total futures contracts - Foreign		(2,166,344)	(0.74)		33,524	0.29		(2,132,820)	(0.70)

Total net unrealized gain/(loss) on open futures contracts		$(7,034,079)	(2.41)%		$(218,253)	(1.88)%		$(7,252,332)	(2.38)%

			Percent of			Percent of			Percent of
			Members’			Members’			Members’
			Equity			Equity			Equity
	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)
Government-sponsored enterprise securities
United States
U.S.Treasury Bills
$ 84,000,000 Treasury bill due 01/26/2012	$83,960,521	$83,999,160	28.67%	$—	$—	—%	$83,960,521	$83,999,160	27.58%
$ 6,000,000 Treasury bill due 01/26/2012	—	—	—	5,997,205	5,999,940	51.78	5,997,205	5,999,940	1.97
$ 35,000,000 Treasury bill due 04/05/2012	34,996,368	34,998,250	11.94	—	—	—	34,996,368	34,998,250	11.49
$ 40,000,000 Treasury bill due 04/19/2012	39,989,389	39,997,600	13.65	—	—	—	39,989,389	39,997,600	13.13
$ 10,000,000 Treasury bill due 04/26/2012	9,997,735	9,999,300	3.41	—	—	—	9,997,735	9,999,300	3.28
$ 57,000,000 Treasury bill due 05/17/2012	56,991,341	56,992,590	19.45	—	—	—	56,991,341	56,992,590	18.71
$ 500,000 Treasury bill due 05/17/2012	—	—	—	499,929	499,935	4.31	499,929	499,935	0.16
$ 20,000,000 Treasury bill due 06/28/2012	19,995,456	19,994,000	6.82	—	—	—	19,995,456	19,994,000	6.56
$ 3,000,000 Treasury bill due 06/28/2012	—	—	—	2,999,323	2,999,100	25.88	2,999,323	2,999,100	0.98

Total Government-sponsored enterprise securities	$245,930,810	$245,980,900	83.94%	$9,496,457	$9,498,975	81.97%	$255,427,267	$255,479,875	83.86%

Mutual funds
United States

AIM Government & Agency
Portfolio Institutional (5,920,265 shares)	$5,920,265	$5,920,265	2.02%	$—	$—	—%	$5,920,265	$5,920,265	1.94%
AIM Government & Agency
Portfolio Institutional (846,264 shares)	—	—	—	846,264	846,264	7.30	846,264	846,264	0.28

Total mutual funds	$5,920,265	$5,920,265	2.02%	$846,264	$846,264	7.30%	$6,766,529	$6,766,529	2.22%

*	No individual futures contract position constituted greater than 1% of members’ equity (net assets).

Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Statements of Operations

For the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Total Index Series				Agricultural Sector Series				Total RICI® Linked - PAM Advisors Fund, LLC
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Realized and unrealized gains (losses) on investments
Realized gains (losses) on futures contracts	$28,982,173	$(21,167,471)	$(115,951)	$18,379,453	$1,981,350	$(943,479)	$645,669	$1,084,145	$30,963,523	$(22,110,950)	$529,718	$19,463,598
Realized gains on securities	28,663	142,468	98,216	380,950	2,360	7,174	5,788	17,535	31,023	149,642	104,004	398,485
Change in unrealized gains (losses) on open futures contracts	1,686,734	(19,067,935)	15,821,062	(54,034,419)	(905,086)	(434,401)	355,515	(3,634,092)	781,648	(19,502,336)	16,176,577	(57,668,511)
Change in unrealized gains (losses) on securities	60,704	(82,254)	65,648	(61,018)	1,466	(2,874)	1,128	(704)	62,170	(85,128)	66,776	(61,722)
Brokerage commissions	(116,346)	(120,244)	(403,083)	(419,273)	(5,118)	(5,970)	(20,171)	(24,825)	(121,464)	(126,214)	(423,254)	(444,098)

Net realized and unrealized gain (loss) on investments	30,641,928	(40,295,436)	15,465,892	(35,754,307)	1,074,972	(1,379,550)	987,929	(2,557,941)	31,716,900	(41,674,986)	16,453,821	(38,312,248)

Investment income
Interest income	8,032	3,446	13,264	31,591	570	443	755	1,729	8,602	3,889	14,019	33,320
MF Global Recovery	2,190,574	—	2,190,574	—	48,811	—	48,811	—	2,239,385	—	2,239,385	—

	2,198,606	3,446	2,203,838	31,591	49,381	443	49,566	1,729	2,247,987	3,889	2,253,404	33,320

Expenses
Management fees	483,149	520,234	1,447,646	1,702,336	21,991	25,793	64,203	84,144	505,140	546,027	1,511,849	1,786,480
Operating expenses	105,634	108,412	338,731	343,731	12,726	13,819	39,861	38,723	118,360	122,231	378,592	382,454
Support services fee	74,291	79,993	222,594	261,756	3,380	3,966	9,872	12,938	77,671	83,959	232,466	274,694
Servicing fees	28,340	32,727	82,592	107,084	4,940	7,341	13,830	23,825	33,280	40,068	96,422	130,909

	691,414	741,366	2,091,563	2,414,907	43,037	50,919	127,766	159,630	734,451	792,285	2,219,329	2,574,537

Net investment gain (loss)	1,507,192	(737,920)	112,275	(2,383,316)	6,344	(50,476)	(78,200)	(157,901)	1,513,536	(788,396)	34,075	(2,541,217)

Net income (loss)	$32,149,120	$(41,033,356)	$15,578,167	$(38,137,623)	$1,081,316	$(1,430,026)	$909,729	$(2,715,842)	$33,230,436	$(42,463,382)	$16,487,896	$(40,853,465)

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Statement of Changes in Members’ Equity (Net Assets)

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Members’ equity (net assets) December 31, 2011	$37,002	$292,989,365	$293,026,367	$35,511	$11,552,735	$11,588,246	$72,513	$304,542,100	$304,614,613
Subscriptions, net	—	47,988,598	47,988,598	—	2,618,709	2,618,709	—	50,607,307	50,607,307
Withdrawals	—	(60,988,544)	(60,988,544)	—	(2,100,419)	(2,100,419)	—	(63,088,963)	(63,088,963)
Net Income	2,228	15,575,939	15,578,167	2,854	906,875	909,729	5,082	16,482,814	16,487,896

Members’ equity (net assets) September 30, 2012	$39,230	$295,565,358	$295,604,588	$38,365	$12,977,900	$13,016,265	$77,595	$308,543,258	$308,620,853

Members’ equity (net assets) December 31, 2010	$40,880	$325,577,491	$325,618,371	$43,751	$17,514,718	$17,558,469	$84,631	$343,092,209	$343,176,840
Subscriptions, net	—	54,386,262	54,386,262	—	2,717,291	2,717,291	—	57,103,553	57,103,553
Withdrawals	—	(54,042,514)	(54,042,514)	—	(2,832,962)	(2,832,962)	—	(56,875,476)	(56,875,476)
Net loss	(4,648)	(38,132,975)	(38,137,623)	(6,423)	(2,709,419)	(2,715,842)	(11,071)	(40,842,394)	(40,853,465)

Members’ equity (net assets) September 30, 2011	$36,232	$287,788,264	$287,824,496	$37,328	$14,689,628	$14,726,956	$73,560	$302,477,892	$302,551,452

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements (Unaudited)

Note 1.	Nature of Operations and Significant Accounting Policies

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

The FASB provides guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. For the periods ended September 30, 2012 and 2011 management has determined that there are no material uncertain income tax positions.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011	2012	2011
Description	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1
Equity in broker trading account Futures contracts	$8,786,983	$(7,034,079)	$137,262	$(218,253)	$8,924,245	$(7,252,332)
Cash and cash equivalents
Money market funds	1,198,679	191,286	98,418	—	1,297,097	191,286
Investments
Government-sponsored enterprise securities	245,961,020	245,980,900	9,497,525	9,498,975	255,458,545	255,479,875
Mutual funds	4,109,382	5,920,265	—	846,264	4,109,382	6,766,529

	$260,056,064	$245,058,372	$9,733,205	$10,126,986	$269,789,269	$255,185,358

Note 2.	Fair Value of Financial Instruments (Continued)

At September 30, 2012 and December 31, 2011 the Company had no Level 2 or Level 3 assets or liabilities. The Company assesses the levels or assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstance that caused the transfer. There was no transfer among Levels 1, 2 and 3 during the period ended September 30, 2012 and year ended December 31, 2011.

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

Total Index Series

As of September 30, 2012 and December 31, 2011 the Total Index Series’ derivative contracts had the following impact on the statement of financial condition:

Contract Risk	Location	Asset Derivatives September 30, 2012	Liability Derivatives September 30, 2012	Net
Futures: Commodity price	Equity in broker trading account
Agriculture		$2,522,923	$(1,267,105)	$1,255,818
Energy		456,766	(795,710)	(338,944)
Metals		7,870,109	—	7,870,109

		$10,849,798	$(2,062,815)	$8,786,983

Contract risk	Location	Asset Derivatives December 31, 2011	Liability Derivatives December 31, 2011	Net
Futures: Commodity price	Equity in broker trading account
Agriculture		$1,758,810	$(3,359,771)	$(1,600,961)
Energy		102,759	(1,566,761)	(1,464,002)
Metals		2,412,135	(6,381,251)	(3,969,116)

		$4,273,704	$(11,307,783)	$(7,034,079)

Note 3.	Derivative Instruments (Continued)

For the three and nine months ended September 30, 2012 and 2011 the Total Index Series’ derivative contracts had the following impact on the statement of operations:

	Nine months ended September 30, 2012
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains
Futures: Commodity price
Agriculture	$7,144,320	$(5,641,799)	$1,502,521
Energy	(639,287)	6,518,371	5,879,084
Metals	(6,620,984)	14,944,490	8,323,506

	$(115,951)	$15,821,062	$15,705,111

	Nine months ended September 30, 2011
Contract Risk	Realized gains on futures contracts	Change in unrealized losses on open futures contracts	Net trading losses
Futures Commodity price
Agriculture	$7,604,484	$(24,199,035)	$(16,594,551)
Energy	792,518	(9,713,432)	(8,920,914)
Metals	9,982,451	(20,121,952)	(10,139,501)

	$18,379,453	$(54,034,419)	$(35,654,966)

	Three months ended September 30, 2012
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains
Futures: Commodity price
Agriculture	$14,544,930	$(6,741,669)	$7,803,261
Energy	19,182,830	(3,997,556)	15,185,274
Metals	(4,745,587)	12,425,959	7,680,372

	$28,982,173	$1,686,734	$30,668,907

	Three months ended September 30, 2011
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized losses on open futures contracts	Net trading losses
Futures Commodity price
Agriculture	$(5,935,263)	$(2,404,599)	$(8,339,862)
Energy	(15,569,669)	(4,973,181)	(20,542,850)
Metals	337,461	(11,690,155)	(11,352,694)

	$(21,167,471)	$(19,067,935)	$(40,235,406)

For the nine months ended September 30, 2012 and 2011, the monthly average number of futures contracts bought and sold was approximately 7,280 and 6,973, respectively.

Note 3.	Derivative Instruments (Continued)

Agricultural Sector Series

As of September 30, 2012 and December 31, 2011, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of financial condition:

Contract Risk	Location	Asset Derivatives September 30, 2012	Liability Derivatives September 30, 2012	Net
Futures: Commodity price	Equity in broker trading account
Agriculture		$306,485	$(169,223)	$137,262
Energy		—	—	—
Metals		—	—	—

		$306,485	$(169,223)	$137,262

Contract risk	Location	Asset Derivatives December 31, 2011	Liability Derivatives December 31, 2011	Net
Futures: Commodity price	Equity in broker trading account
Agriculture		$188,335	$(406,588)	$(218,253)
Energy		—	—	—
Metals		—	—	—

		$188,335	$(406,588)	$(218,253)

Note 3.	Derivative Instruments (Continued)

For the three and nine months ended September 30, 2012 and 2011, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of operations:

	Nine months ended September 30, 2012
Contract Risk	Realized gains on futures contracts	Change in unrealized gains on open futures contracts	Net trading gains
Futures: Commodity price
Agriculture	$645,669	$355,515	$1,001,184
Energy	—	—	—
Metals	—	—	—

	$645,669	$355,515	$1,001,184

	Nine months ended September 30, 2011
Contract Risk	Realized gains on futures contracts	Change in unrealized losses on open futures contracts	Net trading losses
Futures Commodity price
Agriculture	$1,084,145	$(3,634,092)	$(2,549,947)
Energy	—	—	—
Metals	—	—	—

	$1,084,145	$(3,634,092)	$(2,549,947)

	Three months ended September 30, 2012
Contract Risk	Realized gains on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains
Futures: Commodity price
Agriculture	$1,981,350	$(905,086)	$1,076,264
Energy	—	—	—
Metals	—	—	—

	$1,981,350	$(905,086)	$1,076,264

	Three months ended September 30, 2011
Contract Risk	Realized losses on futures contracts	Change in unrealized losses on open futures contracts	Net trading losses
Futures Commodity price
Agriculture	$(943,479)	$(434,401)	$(1,377,880)
Energy	—	—	—
Metals	—	—	—

	$(943,479)	$(434,401)	$(1,377,880)

For the nine months ended September 30, 2012 and 2011, the monthly average number of futures contracts bought and sold was approximately 390 and 354, respectively.

Note 4.	Equity in Broker Trading Account

Cash and financial instruments held at the Company’s clearing brokers collateralize amounts due to the clearing brokers, if any, and may serve to satisfy regulatory or clearing broker margin requirements. The Company earns interest on its assets deposited with brokers. At September 30, 2012 and December 31, 2011, the following amounts of cash and futures contracts were held at clearing brokers to satisfy margin requirements.

	September 30, 2012	December 31, 2011
Total Index Series	$18,847,451	$23,495,853
Agricultural Sector Series	890,043	871,324

Note 5.	Receivable from MF Global

On October 31, 2011, MF Global Inc., the Company’s clearing broker at that time (MF Global), reported to the Securities and Exchange Commission (SEC) and the Commodity Futures Trading Commission (CFTC) possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation led by the Securities Investor Protection Corporation (SIPC) would be the safest and most prudent course of action to protect customer accounts and assets, and a SIPC led liquidation commenced. The Company held $33,268,088 of assets in customer segregated and secured accounts on deposit as required to support futures positions at MF Global as of October 31, 2011, although the majority of the Company’s assets were then held in bank custody accounts.

On November 21, 2011, the liquidation trustee for MF Global (the Trustee) made a statement that the apparent shortfall in MF Global segregated funds could be as much as $1.2 billion. In light of the foregoing, the inherent uncertainty in the timing and results of the liquidation process from the bankruptcy proceedings, and after consultation with professional advisors, the Managing Member made the decision to account for the Company’s estimated exposure to such shortfall by recording a reserve in accordance with GAAP, of $7,330,679 or 2.33% of the member’s equity of the Total Index Series and $486,844 or 3.17% of the member’s equity of the Agricultural Sector Series. The remaining receivable from MF Global was $12,020,261 as of December 31, 2011 and $13,590,011 as of September 30, 2012. The amount of the receivable from MF Global increased from December 31, 2011 to September 30, 2012 by $1,569,750 due to foreign currency conversions recorded in January 2012 of $157,344, a distribution by the Trustee of $826,971 (reducing the receivable) in September 2012, and write up of $2,239,385 by the Company in September 2012, based on the current information regarding the bankruptcy proceedings and the levels at which other claimants have been able to sell their claims.

On November 1, 2012, the Company sold its MF Global claims for both the Total Index Series and the Agricultural Sector Series. The US trading account claims (4d) were sold for 97.75% and the foreign futures trading accounts (30.7) were sold for 92.75% of the total claim amount. The sale amount of the claims was booked on October 31, 2012 and the proceeds were received on November 2, 2012 for the Total Index Series and the Agricultural Sector Series in the amount of $16,047,085 and $1,339,829, respectively.

Given the adverse impact of the MF Global liquidation and surrounding events, the Company issued separate classes of Interests to Members (Class B Interests) who invest in the Total Index Series or the Agricultural Sector Series on or after November 1, 2011. Members in these separate classes will not participate in any losses related to the MF Global liquidation nor will they participate in the recoveries from MF Global or the reversals of any reserves or losses taken related to the MF Global liquidation.

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

Price Asset Management, Inc., an Illinois corporation, is the managing member, commodity pool operator and commodity trading advisor of the Company. On August 24, 2012 Price Asset Management, Inc. became registered as an investment adviser.

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

The Company pays the Managing Member a monthly management fee of 0.054167 percent of the month-end Net Asset Value of each non-managing member’s capital account in the Company (0.65 percent per annum). The Managing Member may waive or reduce its management fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction. There were no waived management fees for the three and nine months ended September 30, 2012 and 2011.

The management fees for the three and nine months ended September 30, 2012 and 2011 were as follows and are reflected in the statements of operations.

	Nine months ended
	September 30, 2012	September 30, 2011
Total Index Series	$1,447,646	$1,702,336
Agricultural Sector Series	64,203	84,144

The Company	$1,511,849	$1,786,480

	Three months ended
	September 30, 2012	September 30, 2011
Total Index Series	$483,149	$520,234
Agricultural Sector Series	21,991	25,793

The Company	$505,140	$546,027

Non-managing members in the Company introduced by their respective selling agents may be charged a monthly service fee of 0.0833 percent (1 percent per annum) payable to the selling agent. They may also be charged an upfront sales fee of up to one percent of the subscriptions amount that is deducted from the subscription proceeds and paid to the applicable selling agent, if any. For the three and nine months ended September 30, 2012 and 2011 subscriptions are net of the following amounts in sales fees that were charged to applicable non-managing members.

	Nine months ended
	September 30, 2012	September 30, 2011
Total Index Series	$8,910	$16,606.99
Agricultural Sector Series	5,350	8,853

The Company	$14,260	$25,460

	Three months ended
	September 30, 2012	September 30, 2011
Total Index Series	$5,910	$2,938.00
Agricultural Sector Series	750	3,500

The Company	$6,660	$6,438

Note 8.	Fees and Expenses (Continued)

Non-managing members introduced through qualified advisors, including the marketing representative, Uhlmann Price Securities, LLC, will not be charged a service fee. Uhlmann Price Securities, LLC, an affiliate of the Managing Member, will be paid its introducing fee by the Managing Member without reimbursement from the Company. The Company incurred the following amount of servicing fees to the selling agents during the three and nine months ended September 30, 2012 and 2011, respectively.

	Nine months ended
	September 30, 2012	September 30, 2011
Total Index Series	$82,592	$107,084
Agricultural Sector Series	13,830	23,825

The Compay	$96,422	$130,909

	Three months ended
	September 30, 2012	September 30, 2011
Total Index Series	$28,340	$32,727
Agricultural Sector Series	4,940	7,341

The Company	$33,280	$40,068

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

The Company incurred the following amount of support services fees during the three and nine months ended September 30, 2012 and 2011, respectively.

	Nine months ended
	September 30, 2012	September 30, 2011
Total Index Series	$222,594	$261,756
Agricultural Sector Series	9,872	12,938

The Company	$232,466	$274,694

	Three months ended
	September 30, 2012	September 30, 2011
Total Index Series	$74,291	$79,993
Agricultural Sector Series	3,380	3,966

The Company	$77,671	$83,959

Note 9.	Trading Activities and Related Risks

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

Note 10.	Financial Highlights

Financial highlights for non-managing members of the Company for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Total Index Series		Agricultural Sector Series
	Three months ended September 30,		Three months ended September 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Total Return	11.80%	(12.41)%	8.36%	(8.52)%

Ratios to average members’ equity (net assets)
Total expenses (1) (3)	0.97%	0.89%	1.31%	1.25%

Net investment income (loss) (2) (3)	2.10%	(0.88)%	0.19%	(1.24)%

	Total Index Series		Agricultural Sector Series
	Nine months ended September 30,		Nine months ended September 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Total Return	5.43%	(11.89)%	7.37%	(15.29)%

Ratios to average members’ equity (net assets)
Total expenses (1) (3)	0.95%	0.91%	1.30%	1.21%

Net investment income (loss) (2) (3)	0.05%	(0.90)%	(0.80)%	(1.20)%

(1)	The ratio of operating expenses to average members’ equity (net asset) values does not include brokerage commissions.
(2)	Net investment loss does not include net realized and unrealized gains and losses and the related brokerage commissions of the Series.
(3)	Annualized.

Note 10.	Financial Highlights (Continued)

Each ratio is calculated for the non-managing members taken as a whole. Total return is based on the change in value during the period of a theoretical investment made in each Series at the beginning of each calendar month during the year. The computation of an individual non-managing member’s ratios may vary from the ratios calculated above based on any fee waivers, the timing of capital transactions in participation of gains or losses resulting from MF Global.

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

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2012, the statements of operations for the three and nine months ended September 30, 2012 and 2011 and changes in members’ equity (net assets) for the nine months ended September 30, 2012 and 2011 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of September 30, 2012, results of operations for the three and nine months ended September 30, 2012 and 2011 and changes in members’ equity (net assets) for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2011 Form 10-K as filed with the SEC.

Note 13.	Subsequent Events

The Company’s management evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

Subsequent to September 30, 2012, subscriptions and withdrawals of interests were as follows:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals
October	$1,916,764	$3,767,146	$—	$135,394	$1,916,764	$3,902,540
November	2,152,603	—	264,575	—	2,417,178	—

Total	$4,069,367	$3,767,146	$264,575	$135,394	$4,333,942	$3,902,540

As a result of the sale of the MF Global claims the actual net loss resulting from the MF Global bankruptcy was $1,642,019 (Total Index Series) and $139,215 (Agricultural Sector Series), respectively. The difference between the amount received on the sale in November and the estimated receivable as of September 30, 2012 will be recorded as MF Global recovery in October 2012, in the amount of $3,498,086 (Total Index Series) and $298,817 (Agricultural Sector Series), respectively.

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

LIQUIDITY

Approximately 90% of the Company’s assets, excluding the assets used to satisfy margin requirements, are invested in U.S. government securities, including securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission (CFTC) -authorized investments and certain other money market instruments at one or more federally chartered U.S. banking institutions. The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses. Price Asset Management, Inc. (the Managing Member) will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the futures trading, the Company’s assets are highly liquid and are expected to remain so. During its operations through September 30, 2012, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

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

On November 21, 2011, the liquidation trustee for MF Global (the Trustee) made a statement that the apparent shortfall in MF Global segregated funds could be as much as $1.2 billion. In light of the foregoing, the inherent uncertainty in the timing and results of the liquidation process from the bankruptcy proceedings, and after consultation with professional advisors, the Managing Member made the decision to account for the Company’s estimated exposure to such shortfall by taking a reserve, in accordance with U.S. generally accepted accounting principles (GAAP), of $7,330,679 or 2.33% of the members’ equity of the Total Index Series and $486,844 or 3.17% of the members’ equity of the Agricultural Sector Series, although there can be no assurance that any actual shortfall will not be greater than the Trustee’s estimate or that missing segregated funds will not be located reducing the estimated shortfall. The amount of the receivable from MF Global increased from December 31, 2011 to September 30, 2012 by $1,569,750 due to foreign currency conversions recorded in January 2012 of $157,344, a distribution by the Trustee of $826,971 (reducing the receivable) in September 2012, and write up of $2,239,385 taken by the Company in September 2012 which was based on the current information available regarding the bankruptcy proceedings and the levels that other claimants have been able to sell their claims. On November 1, 2012, the Company sold its MF Global claims for both the Total Index Series and the Agricultural Sector Series. The US trading account claims (4d) were sold for 97.75% and the foreign futures trading accounts (30.7) were sold for 92.75% of the total claim amount. The sale amount of the claims was booked on October 31, 2012 and the proceeds were received on November 2, 2012 for the Total Index Series and the Agricultural Sector Series in the amount of $16,047,085 and $1,339,829, respectively.

Given the adverse impact of the MF Global liquidation and surrounding events, the Company issued separate classes of Interests to Members (Class B Interests) who invest in the Total Index Series or the Agricultural Sector Series on or after November 1, 2011. Members in these separate classes of Interests will not participate in any potential future losses related to the MF Global liquidation nor will they participate in the recoveries from MF Global or the reversals of any reserves or losses taken related to the MF Global liquidation.

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

The preparation of financial statements in conformity with GAAP requires the Managing Member to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements. Based on the nature of the business and operations of the Company, the Managing Member believes that the estimates utilized in preparing the Company’s financial statements are appropriate and reasonable; however, actual results could differ from these estimates. The estimate of the receivable from MF Global is deemed a significant estimate as of September 30, 2012.

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

Three Months ended September 30, 2012

Total Index Series

During the third quarter of 2012, the Total Index Series achieved a net realized and unrealized gain of $32,832,502 from its trading operations, which is net of brokerage commissions of $116,346. The Total Index Series incurred total expenses of $691,414 including $483,149 in Management Fees (paid to the Managing Member), $28,340 in Servicing Fees (paid to selling agents), $105,634 in operating expenses, and $74,291 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Total Index series earned $8,032 in interest income. An analysis of trading gains and losses by market sector is as follows:

Sector	% Gain
Agricultural	2.92%
Energy	5.44%
Metals	2.58%

Total Portfolio	10.94%

The Total Index Series posted a net gain of 5.76% in July. The agricultural and energy sectors posted gains of 3.42% and 2.56%, respectively and the metals sector posted a net loss of (0.22)% Highest grossing commodities for the Total Index Series’ performance in July were corn, soybean meal, hard red winter wheat, soft red winter wheat and soybeans.

The Total Index Series posted a net loss of 4.82% in August. All three sectors, agricultural, energy and metals posted gains of 0.42%, 3.70% and 0.70%, respectively. Highest grossing commodities for the Total Index Series’ performance in September were RBOB gasoline, silver, heating oil, brent oil and gas oil.

The Total Index Series posted a net gain of 0.36% in September. The metals sector posted a gain of 2.10% and the agricultural and energy sectors posted losses of (0.92)% and (0.82)%, respectively. The highest grossing commodities for the Total Index Series’ performance in August were rubber, lead, nickel, zinc and natural gas.

For the month ending October 31, 2011, the Total Index Series took a reserve of $7,330,679 or 2.33% due to the MF Global bankruptcy. The reserve was based on information provided by the Trustee at that time. Based on current information regarding the bankruptcy proceedings, including with respect to the levels at which other claimants have been able to sell their claims, it is the opinion of the Company that the best estimate as to the ultimate affect of the MF Global bankruptcy will be less than 2.33%. For this reason, a write up of $2,190,574 or 0.74% was credited to all investors that were in the Total Index Series prior to October 31, 2011. A hold back of $606,498 is due to Investors that have redeemed, but were Investors in the Total Index Series as of October 31, 2011 and participated in the MF Global write down. They will be paid their pro rata share of $606,498 along with their pro rata share of the MF Global recovery when the MF Global claims have been sold.

Agricultural Sector Series

During the third quarter of 2012, the Agricultural Sector Series achieved a net realized and unrealized gain of $1,123,783 from its trading operations, which is net of brokerage commissions of $5,118. The Agricultural Sector Series incurred total expenses of $43,037, including $21,991 in Management Fees (paid to the Managing Member), $4,940 in Servicing Fees (paid to selling agents), $12,726 in operating expenses, and $3,380 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Agricultural Sector Series earned $570 in interest income.

The Agricultural Sector Series posted a net gain of 9.86% in July. Highest grossing commodities for the Agricultural Sector Series’ performance in July were corn, soybean meal, hard red winter wheat, soft red winter wheat and soybeans.

The Agricultural Sector Series posted a net gain of 1.11% in August. Highest grossing commodities for the Agricultural Sector Series’ performance in August were cocoa, orange juice, cotton, soybean meal and soybeans.

The Agricultural Sector Series posted a net loss of (2.44)% in September. Highest grossing commodities for the Agricultural Sector Series’ performance in September were rubber, milk, coffee, hard red winter wheat and milling wheat.

For the month ending October 31, 2011, the Agricultural Sector Series took a reserve of $486,845 or 3.17% due to the MF Global bankruptcy. The reserve was based on information provided by the Trustee at that time. Based on current information regarding the bankruptcy proceedings, including with respect to the levels at which other claimants have been able to sell their claims, it is the opinion of the Company that the best estimate as to the ultimate affect of the MF Global bankruptcy will be less than 3.17%. For this reason, a write up of $48,811 or 0.36% was credited to all investors that were in the Agricultural Sector Series prior to October 31, 2011. A hold back of $101,575 is due to Investors that have redeemed, but were Investors in the Agricultural Sector Series as of October 31, 2011 and participated in the MF Global write down. They will be paid their pro rata share of $101,575 along with their pro rata share of the MF Global recovery when the MF Global claims have been sold.

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

The Total Index Series posted a net loss of (5.8)% in June. All three sectors, agricultural, energy and metals, posted losses of (2.86)%, (2.53)% and (0.39)%, respectively. Highest grossing commodities for the Total Index Series performance in June were sugar, greasy wool, lead, live cattle and orange juice.

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

CONTRACTUAL OBLIGATIONS

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts. All such contracts are settled by offset, not delivery. The Financial Statements of the Company present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the open futures and other contracts at September 30, 2012 (unaudited) and December 31, 2011.

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

Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Total Index Series’ open positions by market category for the quarter ended September 30, 2012 and fiscal year ended December 31, 2011. During the quarter ended September 30, 2012 and the fiscal year ended December 31, 2011, the Total Index Series’ average total capitalization was approximately $292,668,126 and $332,251,093, respectively.

Total Index Series

Three Months Ended September 30, 2012
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$17.13	5.9%	$17.82	$16.17

Fiscal Year Ended December 31, 2011
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$20.39	6.2%	$21.17	$17.92

Average, highest and lowest Value at Risk amounts relate to the quarter end amounts during the relevant period. Average Capitalization is the Total Index Series’ capitalization at the end of each month during the relevant period. Dollar amounts represent millions of dollars.

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Agricultural Sector Series’ open positions by market category for the quarter ended September 30, 2012 and fiscal year ended December 31, 2011. During the quarter ended September 30, 2012 and the fiscal year ended December 31, 2011, the Agricultural Sector Series’ average total capitalization was approximately $13,217,437 and $15,976,230, respectively.

Agricultural Sector Series

Three Months Ended September 30, 2012
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.72	5.4%	$0.72	$0.72

Fiscal Year Ended December 31, 2011
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.98	6.1%	$1.11	$0.66

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

The Managing Member, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Company and each Series as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Company and each Series.

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

During the third fiscal quarter of 2012, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: July: $25,990,209; August: $1,399,330; and September: $1,756,720.

During the third fiscal quarter of 2012, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts: July: $48,641; August: $30,000; and September: $114,350.

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

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended September 30, 2012:

Date of Closing	Total Amount of Withdrawals
July 31, 2012	$2,875,891
August 31, 2012	$4,159,401
September 30, 2012	$6,094,188

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended September 30, 2012:

Date of Closing	Total Amount of Withdrawals
July 31, 2012	$860,601
August 31, 2012	$0
September 30, 2012	$177,620

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 14, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended September 30, 2012 and September 30, 2011, and (iii) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012	RICI® Linked – PAM Advisors Fund, LLC
(Registrant)

	By:	Price Asset Management, Inc.
Managing Member

	By:	/s/ John D. Reese
John D. Reese
Principal Executive Officer

	By:	/s/ Maura A. Clark
Maura A. Clark
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2012, filed with the SEC on November 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended September 30, 2012 and September 30, 2011, and (iii) Notes to Unaudited Consolidated Financial Statements.