Form 10-K
period 2012-12-31
RICI Linked - PAM Advisors Fund, LLC
filed 2013-03-29
CIK 1462567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2012

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2012, 2011 and 2010 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2012, is incorporated by reference into Part I Item 1, Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

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

Price Asset Management, Inc., an Illinois corporation (“PAM” or the “Managing Member”), acts as managing member, commodity pool operator (“CPO”) and commodity trading advisor (“CTA”) of the Company. PAM is also registered with the Securities Exchange Commission (“SEC”) as a registered investment adviser. The Company primarily invests its funds in a portfolio of futures contracts traded on recognized U.S. and non-U.S. markets, but may also trade over-the-counter forward or swap contracts, pursuant to the trading and investment methodology of PAM.

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

As of February 28, 2013, the aggregate net asset value of the Total Index Series was $271,242,844 and the aggregate net asset value of the Agricultural Sector Series was $11,641,068. The Company’s fiscal year ends on December 31.

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

(c) Narrative description of business

General

The assets of the Company are managed by PAM to replicate, as closely as possible, the positions represented by the Rogers International Commodity Index® (the “Index”), or a specific sub-sector of the Index (each, a “Sub-Index”). The Index is a composite, U.S. dollar-based, total return index created by James Beeland Rogers, Jr. (“Mr. Rogers”) in July 1998. The Index was designed to meet the need for consistent investing in a broad based international vehicle; it represents the value of a basket of commodities consumed in the global economy, including agricultural, energy and metal products. The Index is tracked via futures contracts on 37 different exchange-traded physical commodities, quoted in five currencies, listed on thirteen exchanges in six countries and weighted based on an assessment of each commodity’s relative importance to international commerce. The specific components and weighting of the Index are determined by Mr. Rogers and a committee consisting of representatives of a number of providers and/or distributors of investment products linked to the Index (the “RICI® Committee”), although Mr. Rogers is the final arbiter with respect to any changes of the Index’s components or their weightings. Each Sub-Index consists of between six and twenty-two commodity futures contracts, weighted within such Sub-Index as is reflected by the weighting of each such component within the Index as a whole. For example, if corn represents 4.75% of the Index and agricultural commodities together represent 34.9% of the Index, corn will represent 13.61% of the agricultural Sub-Index.

The assets of the Company will generally consist of cash, cash equivalents with maturities of three months or less at date of acquisition, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other investments authorized by the Commodity Futures Trading Commission (“CFTC”), shares of money market mutual funds, certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits) and, to replicate the Index or Sub-Index, as appropriate, futures contracts listed and actively traded on domestic and foreign regulated futures exchanges. The assets could also include over-the-counter forward contracts and swaps in lieu of corresponding futures contracts if PAM, in its sole discretion, decides that such substitution is in the best interests of the Company. The Company may also trade currency forward contracts in connection with hedging the Company’s currency exchange rate risk related to the Company’s non-U.S. dollar denominated futures positions. PAM has authority over the Company’s assets to trade in the futures, forward and swap markets. ADM Investor Services, Inc. (“ADM”) and RBC Capital Markets, LLC (“RBC”) currently serve as the clearing brokers of the Company and Price Futures Group, Inc. (“Price”), an introducing broker registered with the CFTC, serves as introducing broker.

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

The Company does not and will not: (1) invest in any equity security (other than shares of money market mutual funds) or (2) make loans to any person or entity (other than by the purchase of debt instruments, such as those issued by U.S. government-sponsored enterprise securities or securities issued by federal agencies, as described above).

Any interest earned on a Series’ assets will accrue to such Series.

Each Series pays the Managing Member in respect of each Member in the Series, monthly in arrears, a management fee equal to 0.054167 of 1% of the month-end net asset value of each Member’s capital account in a Series (a 0.65% annual rate). Each Series pays the Managing Member in respect of each Member in the Series, monthly in arrears, a support services fee equal to 0.0083 of 1% of the month-end net asset value of each Member’s capital account in a Series (a 0.10% annual rate). Non-managing members introduced by an approved selling agent (a “Selling Agent”) will be charged a monthly servicing fee of up to 1% per annum as agreed, or as otherwise agreed, between the Member and such Member’s Selling Agent. Each Series pays commodity brokerage commissions to the clearing broker of an average of approximately $12 per round-turn commodity futures contract, inclusive of execution costs and exchange and regulatory fees, however higher rates may apply for certain domestic contracts and on certain foreign exchanges. PAM anticipates that the brokerage expense of each Series will not exceed 0.35% of such Series’ average month-end net asset value per year. Each Series bears its direct operating, offering and organizational expenses, including legal, accounting and administrative expenses (including the fees and expenses of any administrative service providers), audit and tax preparation expenses, expenses associated with the administration of such Series, printing and mailing costs, government fees and taxes and any other operating expenses, including, but not limited to, any extraordinary charges incidental to its trading or the cost of any litigation in which it may become engaged.

Regulation

Under the Commodity Exchange Act, as amended (“CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. The National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of CTAs, CPOs, futures commission merchants (an “FCM”), introducing brokers (an “IB”) and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires CPOs and CTAs, such as PAM, commodity brokers or FCMs, such as ADM and RBC, and IBs, such as Price, to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a CPO’s or a CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of PAM as a CPO or a CTA were terminated or suspended, PAM would be unable to continue to manage the business of the Company. Should PAM’s registration be suspended, termination of the Company might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In November 2011, the CFTC adopted a position limits rule covering 28 so-called “exempt” (i.e., metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. This rule was vacated by court action and the position limits imposed by the rule are not effective. The CFTC has appealed the court’s action and there is uncertainty surrounding the outcome of this appeal and whether the CFTC will repropose a rule addressing the court’s concerns. All accounts controlled by the Managing Member are combined for speculative position limit purposes. The Managing Member believes, if the CFTC’s position limit rule covering exempt commodities becomes effective, that the limits are sufficiently large that they should not restrict any Series.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010. The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets. The Reform Act will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by the Reform Act may result in the Company bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees in connection with any forward or swap positions entered by the Company.

(i) through (xii) - not applicable.

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

Failure of Brokerage Firms and Forward and Swaps Market Participants. The CEA requires a clearing broker to segregate all funds received from such broker’s customers in respect of futures (but not forward) transactions from such broker’s proprietary funds. If any of a Series’ commodity brokers were not to do so to the full extent required by law, or in the event of a substantial default by one or more of such broker’s other customers, the assets of a Series might not be fully protected in the event of the bankruptcy of such broker. Furthermore, in the event of such a bankruptcy, a Series would be limited to recovering only a pro rata share of all available funds segregated on behalf of the affected commodity broker’s combined customer accounts, even though certain property specifically traceable to a Series (for example, U.S. Treasury bills or cash deposited by a Series with such broker) was held by such broker, and, as demonstrated by the recent insolvency and liquidation of MF Global, Inc. (“MF Global”), customer funds held by a broker in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process. Commodity broker bankruptcies have occurred in which customers were not able to recover from the broker’s estate the full amount of their funds on deposit with such broker and owing to them, and it is possible in a commodity broker bankruptcy that customers recover nothing. Commodity broker bankruptcies are not insured by any governmental agency, and Members would not have the benefit of any protection such as that afforded customers of bankrupt securities broker-dealers by the Securities Investor Protection Corporation (“SIPC”).

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

Multi-Class Structure. Given the adverse impact of the MF Global liquidation and surrounding events, the Company is issuing separate classes of Interests to Members who first invest in the Total Index Series or the Agricultural Sector Series on or after November 1, 2011. Members in these separate classes of Interests did not participate in any losses related to the MF Global liquidation nor did they participate in the recoveries from MF Global or the reversals of any reserves or losses taken related to the MF Global liquidation. Notwithstanding the foregoing, the classes of Interests related to the same Series, whether issued before, on or after November 1, 2011, are not separate single legal entities and creditors of a Series may, absent contrary contractual provisions, enforce claims against all assets of such Series notwithstanding that the creditor’s claims may relate to a single class of Interests within that Series.

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

Possible Adverse Effects of Increasing the Assets Managed by the Managing Member. The Managing Member has not agreed to limit the amount of additional investments which it may manage pursuant to the trading strategies applied to each Series. The rates of return achieved by trading advisors often tend to degrade as assets under management increase. Although the Managing Member pursues a long only index strategy, there can be no assurance that the Managing Member’s trading strategy will not be adversely affected by additional investments accepted by the Managing Member.

Dependence on Key Personnel. Despite the systematic, index tracking method used by the Managing Member, it is dependent on the services of a limited number of key persons. The loss of any such persons could make it more difficult for the Managing Member to continue to manage the Company.

Limited Ability to Liquidate Investment in Interests. An investment in an Interest cannot be immediately liquidated by a Member. Interests may be transferred only under limited circumstances and no market for Interests will exist at any time. A Member can liquidate his investment through withdrawal of his Interest. A Member may require a Series to withdraw all or a portion of his Interest as of the last day of any month, on five business days’ written notice to the Managing Member. Because notices of withdrawal must be submitted in advance of the actual withdrawal date, the value received upon withdrawal may differ significantly from the value of the Interest at the time a decision to withdraw is made. Furthermore, because withdrawals occur only after notice periods, Members are not able to select the value, or even the approximate value, at which they will withdraw their Interests. Withdrawals from any Series made prior to the end of the sixth full calendar month following a non-managing members initial investment in such Series are also generally subject to a withdrawal charge, payable to the Series, equal to 1% of the amount withdrawn.

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

(b) Holders

As of February 28, 2013, there were 1288 holders of Total Index Series Interests, 103 holders of Agricultural Sector Series Interests, 0 holders of Energy Sector Series Interests and 0 holders of Metal Sector Series Interests.

(c) Dividends

None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

The Company uses proceeds from sales of securities for futures trading.

During the last fiscal quarter of 2012, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: October – $1,916,764, November – $2,154,229 and December –$255,000.

During the last fiscal quarter of 2012, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts: October – $0, November – $264,575 and December – $0.

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

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended December 31, 2012:

Date of Closing	Total Amount of Withdrawals
October 31, 2012	$4,185,142
November 30, 2012	$2,213,240
December 31, 2012	$14,910,755

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended December 31, 2012:

Date of Closing	Total Amount of Withdrawals
October 31, 2012	$222,881
November 30, 2012	$176,904
December 31, 2012	$555,579

Item 6. Selected Financial Data

The following selected financial data of the Total Index Series, the Agricultural Sector Series, the Energy Sector Series and the Company as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 is derived from the financial statements that have been audited by McGladrey LLP, formerly McGladrey & Pullen, LLP (“McGladrey”), independent auditors. This financial data should be read in conjunction with the Company’s financial statements and the notes thereto included elsewhere in this Prospectus and with Management’s Discussion and Analysis of Results of Operations and Financial Condition which follows.

Selected Financial Data

For the years ended December 31, 2012, 2011, 2010, 2009 & 2008

Total Index Series

	For the Year ended December 31, 2012	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the Year ended December 31, 2009	For the Period ended December 31, 2008
Revenue
Net realized and unrealized gains (losses)	$5,902,364	$(21,538,929)	$56,542,242	$32,241,779	$(78,131,564)
Interest income	22,159	34,465	102,472	415,529	3,825,981
MF Global gain (loss)	5,688,660	(7,330,679)	—	—	—
Expenses
Administrative expenses	850,448	939,644	706,839	562,888	365,112
Brokerage commissions	528,501	577,517	486,898	313,291	289,531
Management fees	1,916,415	2,194,951	1,568,683	829,571	890,886

Net Income (Loss)	$8,317,819	$(32,547,255)	$53,882,294	$30,951,558	$(75,851,112)

Net Assets	$271,361,096	$293,026,367	$325,618,371	$181,692,173	$86,021,475

Selected Financial Data

For the years ended December 31, 2012, 2011, 2010, 2009 & 2008

Agricultural Sector Series

	For the Year ended December 31, 2012	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the Year ended December 31, 2009	For the Period ended December 31, 2008
Revenue
Net realized and unrealized gains (losses)	$247,924	$(2,781,852)	$4,792,177	$703,545	$(7,420,911)
Interest income	1,291	1,752	4,957	65,416	277,761
MF Global gain (loss)	347,629	(486,844)	—	—	—
Expenses
Administrative expenses	84,918	97,824	80,571	62,372	73,915
Brokerage commissions	27,763	34,806	43,746	36,711	38,835
Management fees	84,882	106,704	107,078	74,543	83,043

Net Income (Loss)	$399,281	$(3,506,278)	$4,565,739	$595,335	$(7,338,943)

Net Assets	$11,815,028	$11,588,246	$17,558,469	$10,104,050	$11,813,447

*	The Agricultural Sector Series commenced operations on February 7, 2008.

Selected Financial Data

For the years ended December 31, 2012, 2011, 2010, 2009 & 2008

Energy Sector Series

	For the Period ended December 31, 2012	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the Year ended December 31, 2009	For the Year ended December 31, 2008
Revenue
Net realized and unrealized gains (losses)	$—	$—	$(204,828)	$—	$—
Interest income	—	—	883	—	—
Expenses
Administrative expenses	—	—	15,784	—	—
Brokerage commissions	—	—	3,433	—	—
Management fees	—	—	10,726	—	—

Net Income (Loss)	$—	$—	$(233,888)	$—	$—

Net Assets	$—	$—	$—	$—	$—

*	The Energy Sector Series commenced operations on January 1, 2010 but ceased operations after paying out withdrawal proceeds with respect to the July 31, 2010 withdrawal date.

Selected Financial Data

For the years ended December 31, 2012, 2011, 2010, 2009 & 2008

RICI Linked - PAM Advisors LLC

	For the Year ended December 31, 2012	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the Year ended December 31, 2009	For the Year ended December 31, 2008
Revenue
Net realized and unrealized gains (losses)	$6,150,288	$(24,320,781)	$61,129,591	$32,945,324	$(85,552,475)
Interest income	23,450	36,217	108,312	480,945	4,103,742
MF Global gain (loss)	6,036,289	(7,817,523)	—	—	—
Expenses
Administrative expenses	935,367	1,037,468	803,194	625,260	439,027
Brokerage commissions	556,263	612,323	534,077	350,002	328,366
Management fees	2,001,297	2,301,655	1,686,487	904,114	973,929

Net Income (Loss)	$8,717,100	$(36,053,533)	$58,214,145	$31,546,893	$(83,190,055)

Net Assets	$283,176,124	$304,614,613	$343,176,840	$191,796,223	$97,834,922

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Company generally holds approximately 90% of its assets as cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions. The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses. The Managing Member will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Company’s futures trading, the Company’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2012, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2012, on November 1, 2012, the Company sold its MF Global claims for both the Total Index Series and the Agricultural Sector Series. The US trading account claims (4d) were sold for 97.75% of the total claim amount and the foreign futures trading accounts (30.7) were sold for 92.75% of the total claim amount. The sale amount of the claims was booked on October 31, 2012 and the proceeds were received on November 2, 2012 for both the Total Index Series and Agricultural Sector Series in the amounts of $16,047,085 and $1,339,829, respectively. The write up in October 2012 resulting from the sale of the MF Global claims for both the Total Index Series and the Agricultural Sector Series was $3,498,086 and $298,818, respectively. Redeemed investors that invested in either series prior to October 31, 2011 were paid their pro rata share of the claims sale proceeds. As a result of the sale of the MF Global claims the actual net loss resulting from the MF Global bankruptcy for both the Total Index Series and Agricultural Sector Series was $1,642,019 and $139,215, respectively.

As of November 1, 2012, the Company no longer has had any exposure to the bankruptcy of MF Global or its parent, MF Global Holdings Ltd.

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

Three Months ended December 31, 2012

Total Index Series

During the fourth quarter of 2012, the Total Index Series achieved a net realized and unrealized loss of $10,092,028 from its trading operations, which is net of brokerage commissions of $125,418. The Total Index Series incurred total expenses of $675,300, including $468,770 in management fees (paid to the Managing Member), $27,046 in servicing fees (paid to Selling Agents) and $107,406 in operating expenses, and $72,078 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related to services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member. The Total Index Series earned $8,895 in interest income. An analysis of trading losses (net of all trading fees and expenses) by market sector is as follows:

Sector	Percentage Loss
Agricultural	(2.04)%
Energy	(0.58)%
Metals	(0.73)%

Total Portfolio	(3.35)%

The Total Index Series posted a net loss of (4.29)% in October. All three sectors, agricultural, energy and metals, posted losses of (0.70)%, (1.99)% and (1.60)%, respectively. Highest grossing commodities for the Total Index Series’ performance in October were lumber, lean hogs, oats, natural gas and canola.

The Total Index Series posted a net gain of 1.83% in November. The energy and metals sectors posted gains of 0.96% and 1.17%, respectively, while the agricultural sector posted a loss of (0.30)%. Highest grossing commodities for the Total Index Series’ performance in November were orange juice, palladium, tin, aluminum and zinc.

The Total Index Series posted a net loss of (0.89)% in December. The energy sector posted a gain of 0.45%, while the agricultural and metals sectors posted losses of (1.04)% and (0.30)%, respectively. Highest grossing commodities for the Total Index Series’ performance in December were cocoa, soft red winter wheat, hard red winter wheat and oats.

On November 1, 2012, the Company sold its MF Global claims for both the Total Index Series and the Agricultural Sector Series. The U.S. trading account claims (4d) were sold for 97.75% of the total claim amount and the foreign futures trading accounts (30.7) were sold for 92.75% of the total claim amount. The sale amount of the claims was recorded on October 31, 2012 and the proceeds were received on November 2, 2012 for the Total Index Series in the amount of $16,047,085. The gains from the sale of the claims was $3,498,086.

Agricultural Sector Series

During the fourth quarter of 2012, the Agricultural Sector Series achieved a net realized and unrealized loss of $767,766 from its trading operations, which is net of brokerage commissions of $7,592. The Agricultural Sector Series incurred total expenses of $42,036, including $20,679 in Management Fees (paid to the Managing Member), $4,590 in Servicing Fees (paid to selling agents), and $13,586 in operating expenses, and $3,181 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related to services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member. The Agricultural Sector Series earned $536 in interest income.

The Agricultural Sector Series posted a net gain of .11% in October. Highest grossing commodities for the Agricultural Sector Series’ performance in October were lumber, lean hogs, oats, canola and milk.

The Agricultural Sector Series posted a net loss of (0.96)% in November. Highest grossing commodities for the Agricultural Sector Series’ performance in November were orange juice, cocoa, cotton, lean hogs and lumber.

The Agricultural Sector Series posted a net loss of (3.13)% in December. Highest grossing commodities for the Agricultural Sector Series’ performance in December were rubber, lumber, cotton, live cattle and sugar.

On November 1, 2012, the Company sold its MF Global claims for both the Total Index Series and the Agricultural Sector Series. The U.S. trading account claims (4d) were sold for 97.75% of the total claim amount and the foreign futures trading accounts (30.7) were sold for 92.75% of the total claim amount. The sale amount of the claims was recorded on October 31, 2012 and the proceeds were received on November 2, 2012 for the Agricultural Sector Series in the amount of and $1,339,829. The gains from the sale of the claims was $298,818.

Three Months ended September 30, 2012

Total Index Series

During the third quarter of 2012, the Total Index Series achieved a net realized and unrealized gain of $30,641,928 from its trading operations, which is net of brokerage commissions of $116,346. The Total Index Series incurred total expenses of $691,414 including $483,149 in Management Fees (paid to the Managing Member), $28,340 in Servicing Fees (paid to selling agents), $105,634 in operating expenses, and $74,291 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Total Index series earned $8,032 in interest income. An analysis of trading gains and losses by market sector is as follows:

Sector	Percentage Gain
Agricultural	2.92%
Energy	5.44%
Metals	2.58%

Total Portfolio	10.94%

The Total Index Series posted a net gain of 5.76% in July. The agricultural and energy sectors posted gains of 3.42% and 2.56%, respectively and the metals sector posted a net loss of (0.22)% Highest grossing commodities for the Total Index Series’ performance in July were corn, soybean meal, hard red winter wheat, soft red winter wheat and soybeans.

The Total Index Series posted a net gain of 4.82% in August. All three sectors, agricultural, energy and metals posted gains of 0.42%, 3.70% and 0.70%, respectively. Highest grossing commodities for the Total Index Series’ performance in September were RBOB gasoline, silver, heating oil, brent oil and gas oil.

The Total Index Series posted a net gain of 0.36% in September. The metals sector posted a gain of 2.10% and the agricultural and energy sectors posted losses of (0.92)% and (0.82)%, respectively. The highest grossing commodities for the Total Index Series’ performance in August were rubber, lead, nickel, zinc and natural gas.

Agricultural Sector Series

During the third quarter of 2012, the Agricultural Sector Series achieved a net realized and unrealized gain of $1,074,972 from its trading operations, which is net of brokerage commissions of $5,118. The Agricultural Sector Series incurred total expenses of $43,037, including $21,991 in Management Fees (paid to the Managing Member), $4,940 in Servicing Fees (paid to selling agents), $12,726 in operating expenses, and $3,380 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Agricultural Sector Series earned $570 in interest income.

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

Sector	Percentage Gain (Loss)
Agricultural	(0.99)%
Energy	3.99%
Metals	2.20%

Total Portfolio	5.20%

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

Sector	Percentage Gain (Loss)
Agricultural	(0.42)%
Energy	5.59%
Metals	(0.22)%

Total Portfolio	4.95%

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

On November 21, 2011, the Trustee for MF Global made a statement that the apparent shortfall in MF Global segregated funds could be as much as $1.2 billion. In light of the foregoing, and after consultation with professional advisors, the Managing Member made the decision to account for the Total Index Series’ estimated exposure to such shortfall by taking a reserve (effectively, a write-off), in accordance with GAAP, of $7,330,679 or 2.33% of members’ equity reflected in October performance. This reserve was borne only by investors who were investors on October 31, 2011. If the reserve amount taken proves to be too great and is reversed, those investors that have redeemed and are no longer investors in the Total Index Series will not benefit from such reversal. Similarly, if the reserve proves to be too little, investors who redeemed and are no longer investors in the Total Index Series will not bear the cost of any future additional reserve or write-down.

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

On November 21, 2011, the liquidation Trustee for MF Global made a statement that the apparent shortfall in MF Global segregated funds could be as much as $1.2 billion. In light of the foregoing, and after consultation with professional advisors, the Managing Member made the decision to account for the Agricultural Sector Series’ estimated exposure to such shortfall by taking a reserve (effectively, a write-off), in accordance with GAAP, of $486,844 or 3.17% of members’ equity reflected in the October performance resulting in negative performance for that month. This reserve was borne only by investors who were investors on October 31, 2011. If the reserve amount taken proves to be too great and is reversed, those investors that have redeemed and are no longer investors in the Agricultural Sector Series will not benefit from such reversal. Similarly, if the reserve proves to be too little, investors who redeemed and are no longer investors in the Agricultural Sector Series will not bear the cost of any future additional reserve or write-down.

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

Sector	Percentage Gain (Loss)
Agricultural	(3.50)%
Energy	0.83%
Metals	0.84%

Total Portfolio	(1.83)%

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Company trades in futures, and may trade in forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Company at the same time, the Company could experience substantial losses. Because the Company is designed to replicate the Index, or a Sub-Index, the Managing Member adjusts the Company’s portfolio only as necessary to accommodate expirations in particular commodity futures contracts and to adjust overall position size for changes resulting from subscriptions and withdrawals to the Company. The Managing Member does not exercise discretion over the positions the Company maintains. Consequently, the Managing Member does not apply risk management techniques in its trading decisions. The Company initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques. The Company maintains approximately 90% of the Company’s assets in cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions, for which the Managing Member believes the market-risk to be minimal.

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

Contractual Obligations

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts. All such contracts are settled by offset, not delivery. The Financial Statements of the Company present Condensed Schedules of Investments setting forth net unrealized appreciation (depreciation) of the Company’s open futures and other contracts at December 31, 2012 and 2011.

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

The Company’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Company’s open positions by market category for each Series for the fiscal year ended December 31, 2012 and 2011.

As of December 31, 2012, the Total Index Series’ total capitalization was $271,361,096.

Total Index Series

Fiscal Year Ended December 31, 2012

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$16.48	5.7%	$18.80	$13.98

As of December 31, 2011, the Total Index Series’ total capitalization was $293,026,367.

Total Index Series

Fiscal Year Ended December 31, 2011

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$16.48	5.7%	$18.80	$13.98

Average, highest and lowest Value at Risk amounts relate to the month-end amounts during the fiscal year. Average Capitalization is the average of the Total Index Series’ capitalization at the end of each month during the fiscal year. Dollar amounts represent millions of dollars.

As of December 31, 2012, the Agricultural Sector Series’ total capitalization was $11,815,028.

Agricultural Sector Series

Fiscal Year Ended December 31, 2012

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.67	5.2%	$0.72	$0.59

As of December 31, 2011, the Agricultural Sector Series’ total capitalization was $11,588,246.

Agricultural Sector Series

Fiscal Year Ended December 31, 2011

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.67	5.2%	$0.72	$0.59

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

The following were the primary trading risk exposures of the Company as of December 31, 2012 by market sector.

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

Agricultural. The Company’s primary commodities exposure is to agricultural pricing movements in twenty-one different contracts with the largest exposure to corn, wheat, cotton and soybeans. Each of these are often directly affected by severe or unexpected weather conditions or by the level of import and export activity between countries.

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

Item 8. Financial Statements and Supplementary Data

The Company’s financial statements as required by this item, for the fiscal years ended December 31, 2012 and 2011, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2012 and 2011. This information has not been audited. However, in the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made. Interim results are subject to significant seasonal variations and are not indicative of the results of operations to be expected for a full fiscal year.

Financial Statements and Supplementary Data—Unaudited

Total Index Series

	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	First Quarter 2012
Revenue
Total net realized and unrealized gains (losses)	$(9,966,610)	$30,858,274	$(30,000,932)	$15,111,632
Interest income	8,894	8,032	4,866	366
MF Global gain (loss)	3,498,086	2,190,574	—	—
Expenses
Administrative expenses	206,530	208,265	210,623	225,030
Brokerage commissions	125,418	116,346	136,264	150,473
Management fees	468,770	483,149	460,154	504,342

Net Income (Loss)	$(7,260,347)	$32,249,120	$(30,803,107)	$14,232,153

	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011	First Quarter 2011
Revenue
Total net realized and unrealized gains (losses)	$13,796,104	$(40,175,192)	$(28,340,345)	$33,180,506
Interest income	2,874	3,446	8,854	19,291
MF Global gain (loss)	(7,330,679)	—	—	—
Expenses
Administrative expenses	227,073	221,132	240,168	251,271
Brokerage commissions	158,244	120,244	146,496	152,534
Management fees	492,614	520,234	590,126	591,976

Net Income (Loss)	$5,590,368	$(41,033,356)	$(29,308,281)	$32,204,016

Financial Statements and Supplementary Data—Unaudited

Agricultural Sector Series

	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	First Quarter 2012
Revenue
Total net realized and unrealized gains (losses)	$(760,414)	$1,080,090	$(319,236)	$247,245
Interest income	536	570	411	(227)
MF Global gain (loss)	298,818	48,811	—	—
Expenses
Administrative expenses	21,357	21,046	21,283	21,232
Brokerage commissions	7,592	5,118	7,900	7,152
Management fees	20,679	21,991	21,267	20,945

Net Income (Loss)	$(510,688)	$1,081,316	$(369,275)	$197,689

	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011	First Quarter 2011
Revenue
Total net realized and unrealized gains (losses)	$(248,736)	$(1,373,580)	$(2,115,169)	$955,631
Interest income	24	443	478	808
MF Global gain (loss)	(486,844)	—	—	—
Expenses
Administrative expenses	22,339	25,126	25,000	25,360
Brokerage commissions	9,981	5,970	8,855	9,998
Management fees	22,560	25,793	28,070	30,281

Net Income (Loss)	$(790,436)	$(1,430,026)	$(2,176,616)	$890,800

Financial Statements and Supplementary Data—Unaudited

RICI Linked—PAM Advisors LLC

	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	First Quarter 2012
Revenue
Total net realized and unrealized gains (losses)	$(10,727,024)	$31,938,364	$(30,320,168)	$15,358,877
Interest income	9,430	8,602	5,277	139
MF Global gain (loss)	3,796,904	2,239,385	—	—
Expenses
Administrative expenses	227,887	229,311	231,906	246,262
Brokerage commissions	133,010	121,464	144,164	157,625
Management fees	489,449	505,140	481,421	525,287

Net Income (Loss)	$(7,771,036)	$33,330,436	$(31,172,382)	$14,429,842

	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011	First Quarter 2011
Revenue
Total net realized and unrealized gains (losses)	$13,547,368	$(41,548,772)	$(30,455,514)	$34,136,137
Interest income	2,898	3,889	9,332	20,099
MF Global gain (loss)	(7,817,523)	—	—	—
Expenses
Administrative expenses	249,412	246,258	265,168	276,631
Brokerage commissions	168,225	126,214	155,351	162,532
Management fees	515,174	546,027	618,196	622,257

Net Income (Loss)	$4,799,932	$(42,463,382)	$(31,484,897)	$33,094,816

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s or any of the Series’ internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting.

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

The management of PAM assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Company as a whole, as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2012, PAM’s internal control over financial reporting with respect to each Series individually, as well as the Company as a whole, is effective based on those criteria.

The Rule 13a-14(a)/15d-14(a) and Section 1350 Certifications included as exhibits hereto apply with respect to each Series as well as to the Company as a whole.

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

Walter Thomas Price III, 72, is the founder and chairman of the Managing Member. He has been a registered principal and an associated person of the Managing Member since March 3, 1999. Mr. Price founded Price and has been its president, chief executive officer, principal and associated person since June 29, 1995. He is also president, registered principal and associated person of Price Capital Markets Inc., a registered commodity trading advisor, with which he has been affiliated since February 1997 and where he is responsible for overseeing all trading decisions. Mr. Price is an investor, a principal since July 28, 2004 and an associated person since October 18, 2004 of the Marketing Representative. Mr. Price is also chief executive officer and managing member of Beeland Management Company, L.L.C. (“Beeland”), a commodity pool operator registered with the NFA since August 2003. Mr. Price has also been registered as an associated person with Beeland since June 6, 2005 and as a principal with Beeland since August 7, 2003. He is a graduate of the University of Texas and is also a licensed Financial Industry Regulatory Authority, Inc. (“FINRA”) principal.

Maura A. Clark, 55, is the chief financial officer of the Managing Member, which she joined in October 2012. Since April 2012, she has served as the director of Fund Dynamics (a related party entity) and as the controller of Price Holdings (the parent company of the Managing Member). From June 1987 to April 2012, she provided accounting and tax services to a diverse group of closely held businesses and their owners, including the Managing Member and related entities. From June 1985 to June 1987, she served as a tax and financial manager for UDC Homes, Inc., a Phoenix area home builder. From August 1981 to June 1985, she provided tax and audit services at the accounting firm of Laventhol & Horwath. Ms. Clark holds a B.A. degree from the University of Illinois at Chicago. She has been a licensed Certified Public Accountant in Illinois since 1981.

Roxanne M. Bennett, 54, is the executive vice president and managing director of the Managing Member, which she joined in February 2007. Ms. Bennett became an associated person of the Managing Member on April 24, 2007 and became a principal on May 8, 2007. In her capacity as director, Ms. Bennett concentrates on the development and marketing of investment products offered by the Managing Member and its affiliates. Ms. Bennett is responsible for overseeing the day-to-day activity of the Managing Member. Ms. Bennett is also an associated person (since April 24, 2007) of Price. Prior to joining the Managing Member, Ms. Bennett was a director with UBS Securities LLC (“UBS”), a bank owned futures commission merchant (“FCM”), from September 2006 to February 2007. From January 1997 until the purchase of ABN AMRO Inc. by UBS Securities LLC in September 2006, Ms. Bennett was a director of ABN AMRO Incorporated, a bank owned FCM, and ABN AMRO Clearing and Management Services Inc., a registered commodity pool operator and commodity trading advisor (collectively “ABN AMRO”). At ABN AMRO, Ms. Bennett was responsible for the development and distribution of alternative investment products and was a member of the investment committee selecting commodity trading advisors and hedge funds for asset allocations. In addition, Ms. Bennett oversaw the day-to-day administration and risk management for various alternative investment products.

John D. Reese, 58, is the chief executive officer of the Managing Member, which he joined in January 2012. Mr. Reese has been listed as a principal and registered as an associated person of the Managing Member since January 11, 2012 and January 23, 2012, respectively. Mr. Reese is also founder and managing partner of Peak View Capital LLC, a private investment firm focused on acquisitions in the asset management industry, which he established in 2010. From January 2008 to March 2010, Mr. Reese was executive managing director and senior vice-president of Wells Fargo Asset Management’s Evergreen Investments division, where he was principally responsible for its investment subsidiary business in North America, European Credit Management Ltd. (“ECM”), a London-based fixed income manager that was acquired by Wachovia Bank in 2007 and then by Wells Fargo in its acquisition of Wachovia Bank in 2008. Prior to Wachovia Bank’s acquisition of ECM, Mr. Reese was president of ECM, Inc., the U.S.-based investment business of ECM, and partner and member of the board of directors of ECM’s parent firm from May 2001 to December 2007. From October 1981 to December 2001, Mr. Reese was employed by Merrill Lynch for over 20 years in a variety of capacities, including most recently as managing director in the Global Debt Markets division in New York. Mr. Reese earned a B.A. in Economics from Westminster College, with continuing study focusing on behavioral finance, portfolio management strategies, and global macro at Harvard’s Kennedy School, University of Chicago’s Booth GSB, Wharton, and MIT. He holds FINRA Series 3, 5, 7, 8, 24, and 63 licenses.

David F. Schink, 43, is the chief operating officer and general counsel of the Managing Member, which he joined in January 2012. Mr. Schink has been listed as a principal and registered as an associated person of the Managing Member since February 29, 2012. Mr. Schink is also a managing partner of Peak View Capital LLC, which he joined in April 2011. From June 2004 to March 2011, Mr. Schink was chief operating officer and general counsel of Contego Capital Partners, LLC, a Chicago-based registered investment advisor specializing in hedge fund investing where he was involved in strategic and day-to-day business affairs and was responsible for legal and regulatory risk management. From April 2000 to May 2004, Mr. Schink was an associate at Kirkland & Ellis, LLP, where he represented private equity funds, registered investment advisors and other investment vehicles in a variety of transactions, and from October 1998 to March 2000 he was an associate at Sidley & Austin, where he represented financial institutions in structuring and negotiating structured finance and secured lending transactions. Mr. Schink holds a B.A. from Hamilton College and a J.D. from Boston University School of Law.

Krishnan Seshadri, 63, is an officer of the Managing Member. Mr. Seshadri joined the Managing Member in March 2007 and was registered as an associated person of the Managing Member on April 24, 2007, a principal of the Managing Member on March 1, 2010 and an associated person of Price on April 24, 2007. He is responsible for the Managing Member’s day-to-day internal fund administration and accounting. Prior to joining the Managing Member, Mr. Seshadri was an associated person of UBS from September 30, 2006 until March 9, 2007 and served as an associate director of UBS from October 2006 to March 2007 where he was responsible for overseeing the administration and fund accounting for various funds sponsored by UBS. In September 2006, UBS acquired ABN AMRO Incorporated where Mr. Seshadri was an associated person from April 29, 2003 until September 30, 2006 and a vice-president from September 1999 to September 2006. At ABN AMRO Incorporated, Mr. Seshadri was responsible for overseeing the administration and fund accounting for various funds sponsored by ABN AMRO Incorporated.

(c)	Identification of Certain Significant Employees

None.

(d)	Family Relationships

None.

(e)	Business Experience

See Item 10 (a, b) above.

(f)	Involvement in Certain Legal Proceedings

None.

(g)	Section 16(a) Beneficial Ownership Reporting Compliance

Maura A. Clark filed her Form 3 on November 14, 2012. Ms. Clark holds no Company securities and the number of transactions not reported on a timely basis is 0.

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

Because the Company has no employees, officers or directors, the Company has no audit committee. The Company is managed by the Managing Member. Maura A. Clark, Chief Financial Officer, serves as the Managing Member’s “audit committee financial expert.” Ms. Clark is not independent of the management of the Managing Member. The Managing Member is a privately owned corporation managed by its shareholders. It has no independent directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

As of February 28, 2013, PAM knows of no person who beneficially owns more than 5% of the Company’s Interests.

(b)	Security Ownership of Management

The Company has no officers or directors. Under the terms of the Operating Agreement, the Company’s affairs are managed by PAM, which has discretionary authority over the Company’s trading. As of February 28, 2013, PAM’s interest in the Total Index Series was valued at $38,203, which constituted 0.0140% of the Total Index Series’ total assets. As of February 28, 2013, PAM’s interest in the Agricultural Sector Series was valued at $36,622, which constituted 0.3146% of the Agricultural Sector Series’ total assets.

As of February 28, 2013, PAM’s principals did not beneficially own Company Interests.

(c)	Changes in Control

There have been no changes in control of the Company.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has no directors, officers or employees and is managed by PAM. PAM is managed by its principals, none of whom is independent of PAM. Price Holdings, Inc. owns 100% of PAM, Price and the Marketing Representative, but does not participate in making any trading or operational decisions for the Company or any Series. Price Holdings, Inc. ESOP, an “employee stock ownership plan,” holds 100% of the stock of Price Holdings, Inc. for the benefit of its employees.

The Company paid PAM $2,001,297 in management fees for the year ended December 31, 2012 and $307,725 in support services fees for the year ended December 31, 2012. The Company paid PAM $2,301,655 in management fees for the year ended December 31, 2011 and $353,909 in support services fees for the year ended December 31, 2011. PAM anticipates that a substantial majority of the support services fee will be used to pay broker-dealers for distribution related services to the Company such as hosting distribution platforms or providing custody solutions and thus will not be retained by PAM.

Price, in its capacity as the IB for the Company, receives from ADM and RBC, the Company’s clearing brokers, a portion of the brokerage commissions paid by the Company to the brokers. PAM shares a portion of the management fees it receives with the Marketing Representative which may share such fees with its eligible registered representatives.

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

The aggregate fees for professional services rendered by McGladrey, the Company’s independent registered public accountant, in connection with their audit of the Company’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2012 and 2011 were approximately $156,00 and $178,900 respectively.

(2)	Audit-Related Fees

There were no audit-related fees for professional services rendered by McGladrey for the benefit of the Company for the years ended December 31, 2012 and 2011.

(3)	Tax Fees

The aggregate fees for professional services rendered by McGladrey (formerly RSM McGladrey, Inc., an associated entity that McGladrey LLP acquired on December 1, 2011), for the benefit of the Company for the years ended December 31, 2012 and 2011 were approximately $53,000 and $50,000 respectively. The fees paid were for the federal and state tax returns as well as for the preparation of Schedule K-1s for Members.

(4)	All Other Fees

There were no other fees for professional services rendered by McGladrey for the benefit of the Company for the years ended December 31, 2012 and 2011.

(5)	Pre-Approval Policies

The Managing Member pre-approves the engagement of the Company’s auditor for all services to be provided by the auditor. The Managing Member has determined that the payments made to McGladrey for these services during 2012 and 2011 are compatible with maintaining the independence of McGladrey.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following are included with the 2012 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3) Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description
13.01	Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101	The following financial information from our Annual Report on Form 10-K for the year ending 2012, filed with the SEC on March 29, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Audited Statement of Financial Condition as of December 31, 2012 and December 31, 2011, (ii) the Audited Condensed Schedule of Investment as of December 31, 2011 and December 31, 2012, (iii) the Audited Statement of Operations for the Years Ended December 31, 2012, 2011 and 2010, (iv) Statements of Changes in Members’ Equity (Net Assets) for the Years Ended December 31, 2012, 2011 and 2010, and (v) Notes to Audited Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2013.

RICI® Linked – PAM Advisors Fund, LLC

(Registrant)

By: Price Asset Management, Inc.

Managing Member

By: /s/John D. Reese

John D. Reese

Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Member of the Registrant and in the capacities and on the date indicated.

Signature	Title with Managing Member	Date

/s/ Walter Thomas Price III	Director	March 29, 2013
Walter Thomas Price III

/s/ John D. Reese	Principal Executive Officer	March 29, 2013
John D. Reese

/s/ Maura A. Clark	Principal Financial Officer	March 29, 2013
Maura A. Clark	Principal Accounting Officer

/s/ David F. Schink	Chief Operating Officer	March 29, 2013
David F. Schink

(Being the principal executive officer, the principal financial officer and the principal accounting officer, and a majority of the directors of the Managing Member)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2012 Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101	The following financial information from our Annual Report on Form 10-K for the year ending 2012, filed with the SEC on March 29, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Audited Statement of Financial Condition as of December 31, 2012 and December 31, 2011, (ii) the Audited Condensed Schedule of Investment as of December 31, 2011 and December 31, 2012, (iii) the Audited Statement of Operations for the Years Ended December 31, 2012, 2011 and 2010, (iv) Statements of Changes in Members’ Equity (Net Assets) for the Years Ended December 31, 2012, 2011 and 2010, and (v) Notes to Audited Financial Statements

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

The Following exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (filed March 30, 2012) is incorporated herein by reference.

Exhibit Designation	Description

3.1	Fourth Amended and Restated Limited Liability Company Agreement of RICI® Linked – PAM Advisors Fund, LLC