Form 10-Q
period 2013-03-31
RICI Linked - PAM Advisors Fund, LLC
filed 2013-05-15
CIK 1462567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The following unaudited financial statements of RICI® Linked – PAM Total Index Series and RICI® Linked – PAM Agricultural Sector Series, each a series of RICI® Linked – PAM Advisors Fund, LLC, as well as the unaudited financial statements of RICI® Linked – PAM Advisors Fund, LLC, are included in Item 1:

RICI® Linked—PAM Advisors Fund, LLC

Statements of Financial Condition

March 31, 2013 (Unaudited) and December 31, 2012 (Audited)

	Total Index Series		Agricultural Sector Series		RICI® Linked—PAM Advisors Fund, LLC
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Assets
Equity in broker trading account
Cash	$35,027,709	$35,834,498	$2,486,883	$2,626,089	$37,514,592	$38,460,587
Net unrealized gain (loss) on open futures contracts	(3,795,908)	(660,454)	(295,114)	(447,627)	(4,091,022)	(1,108,081)

	31,231,801	35,174,044	2,191,769	2,178,462	33,423,570	37,352,506
Cash and cash equivalents	6,398,798	22,155,680	53,402	355,529	6,452,200	22,511,209
Investments
Government-sponsored enterprise securities, at fair value	235,969,070	219,959,160	9,097,910	9,698,930	245,066,980	229,658,090
Mutual funds, at fair value	5,000,994	10,000,554	200,006	200,000	5,201,000	10,200,554

Total assets	$278,600,663	$287,289,438	$11,543,087	$12,432,921	$290,143,750	$299,722,359

Liabilities and Members’ Equity (Net Assets)
Accrued operating expenses	$163,029	$145,587	$42,723	$50,011	$205,752	$195,598
Management fee payable to Managing Member	148,043	155,139	6,208	6,686	154,251	161,825
Support services fee payable	22,763	23,854	955	1,028	23,718	24,882
Servicing fee payable to selling agent	26,955	27,046	4,378	4,589	31,333	31,635
Withdrawals payable	11,291,541	14,926,716	853,249	555,579	12,144,790	15,482,295
Subscriptions received in advance	5,055,000	650,000	—	—	5,055,000	650,000

	16,707,331	15,928,342	907,513	617,893	17,614,844	16,546,235

Members’ equity (net assets)	261,893,332	271,361,096	10,635,574	11,815,028	272,528,906	283,176,124

Total liabilities and members’ equity (net assets)	$278,600,663	$287,289,438	$11,543,087	$12,432,921	$290,143,750	$299,722,359

The accompanying notes are an integral part of these financial statements.

RICI® Linked—PAM Advisors Fund, LLC

Condensed Schedule of Investments

March 31, 2013 (Unaudited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked—PAM Advisors Fund, LLC
	Net Unrealized		Net Unrealized		Net Unrealized
	Gain (Loss)	Percent of	Gain (Loss)	Percent of	Gain (Loss)	Percent of
	on Open	Members’	on Open	Members’	on Open	Members’
	Long Futures	Equity	Long Futures	Equity	Long Futures	Equity
	Contracts	(Net Assets)	Contracts	(Net Assets)	Contracts	(Net Assets)
Futures contracts
United States
Agriculture	$(2,110,217)	(0.81)%	$—	—%	$(2,396,558)	(0.74)%
29 May 2013 CBOT Wheat Contracts	—	—	(127,888)	(1.20)	—	—
Other*	—	—	(158,453)	(1.49)	—	—
Energy*	3,091,225	1.18	—	—	3,091,225	0.96
Metals*	(383,610)	(0.15)	—	—	(383,610)	(0.12)

Total futures contracts—United States	597,398	0.22	(286,341)	(2.69)	311,057	0.10

Foreign
Agriculture*	(60,772)	(0.02)	(8,773)	(0.08)	(69,545)	(0.02)
Energy*	(2,835)	**	—	—	(2,835)	**
Metals*	(4,329,699)	(1.65)	—	—	(4,329,699)	(1.34)

Total futures contracts—Foreign	(4,393,306)	(1.67)	(8,773)	(0.08)	(4,402,079)	(1.37)

Total net unrealized loss on open futures contracts	$(3,795,908)	(1.45)%	$(295,114)	(2.77)%	$(4,091,022)	(1.27)%

Government-sponsored enterprise securities

			Percent of Members’			Percent of Members’			Percent of Members’
			Equity			Equity			Equity
United States	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)
U.S.Treasury Bills
$ 20,000,000 Treasury bill due 04/11/2013	$19,986,068	$19,999,800	7.64%	$—	$—	—%	$19,986,068	$19,999,800	7.34%
$ 20,000,000 Treasury bill due 04/18/2013	19,985,830	19,999,600	7.64	—	—	—	19,985,830	19,999,600	7.34
$ 20,000,000 Treasury bill due 04/18/2013	19,985,828	19,999,600	7.64	—	—	—	19,985,828	19,999,600	7.34
$ 40,000,000 Treasury bill due 05/09/2013	39,973,839	39,998,000	15.27	—	—	—	39,973,839	39,998,000	14.68
$ 1,000,000 Treasury bill due 05/16/2013	—	—	—	799,524	799,944	7.52	799,524	799,944	0.29
$ 40,000,000 Treasury bill due 06/20/2013	39,982,130	39,994,400	15.27	—	—	—	39,982,130	39,994,400	14.68
$ 1,5,000,000 Treasury bill due 06/20/2013	—	—	—	1,499,372	1,499,790	14.10	1,499,372	1,499,790	0.55
$ 35,000,000 Treasury bill due 07/05/2013	34,986,565	34,993,700	13.36	—	—	—	34,986,565	34,993,700	12.84
$ 41,000,000 Treasury bill due 07/18/2013	40,979,684	40,990,570	15.65	—	—	—	40,979,684	40,990,570	15.04
$ 5,800,000 Treasury bill due 07/18/2013	—	—	—	5,797,131	5,798,666	54.52	5,797,131	5,798,666	2.13
$20,000,000 Treasury bill due 08/15/2013	19,988,377	19,993,400	7.63	—	—	—	19,988,377	19,993,400	7.34
$1,000,000 Treasury bill due 09/19/2013	—	—	—	999,418	999,510	9.40	999,418	999,510	0.37

Total Government-sponsored enterprise securities	$235,868,322	$235,969,070	90.10%	$9,095,445	$9,097,910	85.54%	$244,963,767	$245,066,980	89.94%

Mutual funds
United States
Federated Government Obligations Fund (198 shares)	$198	$198	** %	$—	$—	—%	$198	$198	** %
Federated Government Obligations Fund (100,002 shares)	—	—	—	100,002	100,002	0.94	100,002	100,002	**
AIM Government & Agency Portfolio Institutional( 5,000,796 shares)	5,000,796	5,000,796	1.91	—	—	—	5,000,796	5,000,796	1.83
AIM Government & Agency Portfolio Institutional (100,004 shares)	—	—	—	100,004	100,004	0.94	100,004	100,004	0.04

Total mutual funds	$5,000,994	$5,000,994	1.91%	$200,006	$200,006	1.88%	$5,201,000	$5,201,000	1.87%

*	No individual futures contract position constituted greater than 1% of members’ equity (net assets). Accordingly, the number of contracts and expiration dates are not presented.
**	Represents less than 0.01% of members’ equity (net assets).

The	accompanying notes are an integral part of these financial statements.

RICI® Linked—PAM Advisors Fund, LLC

Condensed Schedule of Investments

December 31, 2012

	Total Index Series		Agricultural Sector Series		Total RICI® Linked—PAM Advisors Fund, LLC
	Net Unrealized		Net Unrealized		Net Unrealized
	Gain (Loss)	Percent of	Gain (Loss)	Percent of	Gain (Loss)	Percent of
	on Open	Members’	on Open	Members’	on Open	Members’
	Long Futures	Equity	Long Futures	Equity	Long Futures	Equity
	Contracts	(Net Assets)	Contracts	(Net Assets)	Contracts	(Net Assets)
Futures contracts
United States
Agriculture	$(3,604,351)	(1.33)%	$—	—%	$(4,055,094)	(1.43)%
46 March 2013 CBOT Corn Contracts	—	—	(120,450)	(1.02)	—	—
40 March 2013 CBOT Wheat Contracts	—	—	(195,238)	(1.65)	—	—
Other*	—	—	(135,055)	(1.14)	—	—
Energy*	431,994	0.16	—	—	431,994	0.15
Metals*	(515,960)	(0.19)	—	—	(515,960)	(0.18)

Total futures contracts—United States	(3,688,317)	(1.36)	(450,743)	(3.81)	(4,139,060)	(1.46)

Foreign
Agriculture*	4,585	**	3,116	0.03	7,701	**
Energy*	141,040	0.05	—	—	141,040	0.05
Metals*	2,882,238	1.06	—	—	2,882,238	1.02

Total futures contracts—Foreign	3,027,863	1.11	3,116	0.03	3,030,979	1.07

Total net unrealized loss on open futures contracts	$(660,454)	(0.23)%	$(447,627)	(3.78)%	$(1,108,081)	(0.39)%

Government-sponsored enterprise securities

			Percent of			Percent of			Percent of
			Members’			Members’			Members’
			Equity			Equity			Equity
United States	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)
U.S. Treasury Bills
$ 40,000,000 Treasury bill due 01/10/2013	$39,971,850	$39,999,600	14.74%	$—	$—	—%	$39,971,850	$39,999,600	14.13%
$ 30,000,000 Treasury bill due 01/17/2013	29,982,858	29,999,700	11.06	—	—	—	29,982,858	29,999,700	10.59
$ 6,200,000 Treasury bill due 01/17/2013	—	—	—	6,196,241	6,199,938	52.48	6,196,241	6,199,938	2.19
$ 16,000,000 Treasury bill due 02/07/2013	15,988,675	15,999,520	5.90	—	—	—	15,988,675	15,999,520	5.65
$ 4,000,000 Treasury bill due 02/28/2013	3,997,499	3,999,840	1.47	—	—	—	3,997,499	3,999,840	1.41
$ 1,000,000 Treasury bill due 02/28/2013	—	—	—	999,378	999,960	8.46	999,378	999,960	0.35
$ 20,000,000 Treasury bill due 04/11/2013	19,986,068	19,996,400	7.37	—	—	—	19,986,068	19,996,400	7.06
$ 20,000,000 Treasury bill due 04/18/2013	19,985,830	19,995,800	7.37	—	—	—	19,985,830	19,995,800	7.06
$ 20,000,000 Treasury bill due 04/18/2013	19,985,828	19,995,800	7.37	—	—	—	19,985,828	19,995,800	7.06
$ 40,000,000 Treasury bill due 05/09/2013	39,973,839	39,987,200	14.74	—	—	—	39,973,839	39,987,200	14.12
$ 1,000,000 Treasury bill due 05/16/2013	—	—	—	999,405	999,660	8.46	999,405	999,660	0.35
$ 30,000,000 Treasury bill due 06/20/2013	29,986,453	29,985,300	11.05	—	—	—	29,986,453	29,985,300	10.59
$ 1,500,000 Treasury bill due 06/20/2013	—	—	—	1,499,372	1,499,372	12.69	1,499,372	1,499,372	0.53

Total Government-sponsored enterprise securities	$219,858,900	219,959,160	81.07%	$9,694,396	$9,698,930	82.09%	$229,553,296	$229,658,090	81.09%

Mutual funds
United States
Federated Government Obligations Fund (5,000,057 shares)	$5,000,067	$5,000,057	1.84%	$—	$—	—%	$5,000,067	$5,000,057	1.77%
Federated Government Obligations Fund (100,000 shares)	—	—	—	100,000	100,000	0.85	100,000	100,000	0.04
AIM Government & Agency Portfolio Institutional (5,000,497 shares)	5,000,497	5,000,497	1.84	—	—	—	5,000,497	5,000,497	1.77
AIM Government & Agency Portfolio Institutional (100,000 shares)	—	—	—	$100,000	$100,000	0.85	100,000	100,000	0.04

Total mutual funds	$10,000,564	$10,000,554	3.68%	$200,000	$200,000	1.70%	$10,200,564	$10,200,554	3.62%

*	No individual futures contract position constituted greater than 1% of members’ equity (net assets).

Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.01% of members’ equity (net assets).

The accompanying notes are an integral part of these financial statements.

RICI® Linked—PAM Advisors Fund, LLC

Statements of Operations

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked—PAM Advisors Fund, LLC
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
Realized and unrealized gains (losses) on investments
Realized gains (losses) on futures contracts	$3,511,515	$12,687,820	$(337,861)	$(48,200)	$3,173,654	$12,639,620
Realized gains on securities	59,108	41,318	4,428	2,767	63,536	44,085
Change in unrealized gains (losses) on open futures contracts	(3,135,454)	2,404,433	152,513	294,359	(2,982,941)	2,698,792
Change in unrealized gains (losses) on securities	499	(21,939)	(2,068)	(1,681)	(1,569)	(23,620)
Brokerage commissions	(120,863)	(150,473)	(6,491)	(7,152)	(127,354)	(157,625)

Net realized and unrealized gain (loss) on investments	314,805	14,961,159	(189,479)	240,093	125,326	15,201,252

Investment income (loss)
Interest income	5,503	366	262	(227)	5,765	139

	5,503	366	262	(227)	5,765	139

Expenses
Management fees	458,497	504,342	19,191	20,945	477,688	525,287
Operating expenses	111,342	120,585	13,165	13,485	124,507	134,070
Support services fee	70,500	77,549	2,951	3,221	73,451	80,770
Servicing fees	26,955	26,896	4,379	4,526	31,334	31,422

	667,294	729,372	39,686	42,177	706,980	771,549

Net investment loss	(661,791)	(729,006)	(39,424)	(42,404)	(701,215)	(771,410)

Net income (loss)	$(346,986)	$14,232,153	$(228,903)	$197,689	$(575,889)	$14,429,842

The accompanying notes are an integral part of these financial statements.

RICI® Linked—PAM Advisors Fund, LLC

Statement of Changes in Members’ Equity (Net Assets)

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked—PAM Advisors Fund, LLC
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Members’ equity (net assets) December 31, 2012	$38,321	$271,322,775	$271,361,096	$36,801	$11,778,227	$11,815,028	$75,122	$283,101,002	$283,176,124
Subscriptions, net	—	13,245,613	13,245,613	—	95,179	95,179	—	13,340,792	13,340,792
Withdrawals	—	(22,366,391)	(22,366,391)	—	(1,045,730)	(1,045,730)	—	(23,412,121)	(23,412,121)
Net income	21	(347,007)	(346,986)	(631)	(228,272)	(228,903)	(610)	(575,279)	(575,889)

Members’ equity (net assets) March 31, 2013	$38,342	$261,854,990	$261,893,332	$36,170	$10,599,404	$10,635,574	$74,512	$272,454,394	$272,528,906

Members’ equity (net assets) December 31, 2011	$37,002	$292,989,365	$293,026,367	$35,511	$11,552,735	$11,588,246	$72,513	$304,542,100	$304,614,613
Subscriptions, net	—	13,234,599	13,234,599	—	2,341,000	2,341,000	—	15,575,599	15,575,599
Withdrawals	—	(12,409,535)	(12,409,535)	—	(258,408)	(258,408)	—	(12,667,943)	(12,667,943)
Net income	1,893	14,230,260	14,232,153	695	196,994	197,689	2,588	14,427,254	14,429,842

Members’ equity (net assets) March 31, 2012	$38,895	$308,044,689	$308,083,584	$36,206	$13,832,321	$13,868,527	$75,101	$321,877,010	$321,952,111

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

The Company has been granted a license to use the Index pursuant to a sub-licensing arrangement. If the sub-license arrangement were to terminate and the Company lost use of the Index, the Company would not be able to raise additional capital.

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

Total Index Series: trading is comprised of three commodity product sectors encompassing 37 markets worldwide.

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

Securities and derivative financial instruments: Investments in securities and derivative financial instruments and related expenses are recorded on trade date and at fair value. Gains and losses are realized when contracts are liquidated and are included as net realized gain (loss) on investments in the statement of operations. Unrealized gains or losses on open contracts (the difference between contract purchase price and market price) at the date of the statements of financial condition are included in equity in broker trading accounts as a net unrealized gain or loss, as there exists a right to offset. The difference between the cost and the fair value of open investments is reflected as unrealized gains (losses) on investments. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Brokerage commissions include clearing and exchange fees and are separately reported in the statements of operations.

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

The FASB provides guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. Through March 31, 2013 management has determined that there are no material uncertain income tax positions.

The Company is not subject to examination by U.S. Federal and state tax authorities for years before 2009.

Statement of cash flows: The Company has elected not to provide statements of cash flows as permitted by GAAP as all of the following conditions have been met:

a.	During the period, substantially all of the Company’s investments were classified as Level 1 and Level 2 assets and liabilities within the Fair Value hierarchy;

b.	Substantially all of the Company’s investments are carried at fair value;

c.	The Company had little or no debt during the period; and

d.	The Company’s financial statements include a statement of changes in members’ equity (net assets).

Recently issued accounting pronouncements: In December 2011, the FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked—PAM Advisors Fund, LLC
Description	March 31, 2013 Level 1	December 31, 2012 Level 1	March 31, 2013 Level 1	December 31, 2012 Level 1	March 31, 2013 Level 1	December 31, 2012 Level 1
Equity in broker trading account
Futures contracts	$(3,795,908)	$(660,454)	$(295,114)	$(447,627)	$(4,091,022)	$(1,108,081)
Cash and cash equivalents
Money market funds	822,561	11,779,729	32,272	309,127	854,833	12,088,856
Investments
Government-sponsored enterprise securities	235,969,070	219,959,160	9,097,910	9,698,930	245,066,980	229,658,090
Mutual funds	5,000,994	10,000,554	200,006	200,000	5,201,000	10,200,554

	$237,996,717	$241,078,989	$9,035,073	$9,760,430	$247,031,791	$250,839,419

Note 2. Fair Value of Financial Instruments (Continued)

At March 31, 2013 and December 31, 2012 the Company had no Level 2 or Level 3 assets or liabilities. The Company assesses the levels or assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstance that caused the transfer. There was no transfer among Levels 1, 2 and 3 during the period ended March 31, 2013 and year ended December 31, 2012.

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

Total Index Series

As of March 31, 2013 and December 31, 2012 the Total Index Series’ derivative contracts had the following impact on the statement of financial condition:

Total Index Series
Contract Risk	Location	Asset Derivatives March 31, 2013	Liability Derivatives March 31, 2013	Net
Futures: Commodity price	Equity in broker trading account
Agriculture		$951,327	$(3,122,316)	$(2,170,989)
Energy		3,113,515	(25,125)	3,088,390
Metals		78,180	(4,791,489)	(4,713,309)

		$4,143,022	$(7,938,930)	$(3,795,908)

Contract risk	Location	Asset Derivatives December 31, 2012	Liability Derivatives December 31, 2012	Net
Futures: Commodity price	Equity in broker trading account
Agriculture		$1,123,319	$(4,723,085)	$(3,599,766)
Energy		924,732	(351,698)	573,034
Metals		3,996,960	(1,630,682)	2,366,278

		$6,045,011	$(6,705,465)	$(660,454)

Note 3. Derivative Instruments (Continued)

For the three months ended March 31, 2013 and 2012 the Total Index Series’ derivative contracts had the following impact on the statement of operations:

	Three months ended March 31, 2013
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures: Commodity price
Agriculture	$(2,972,190)	$1,428,777	$(1,543,413)
Energy	2,964,364	2,515,356	5,479,720
Metals	3,519,341	(7,079,587)	(3,560,246)

	$3,511,515	$(3,135,454)	$376,061

	Three months ended March 31, 2013
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures: Commodity price
Agriculture	$2,939,229	$(6,232,391)	$(3,293,162)
Energy	7,061,402	4,871,189	11,932,591
Metals	2,687,189	3,765,635	6,452,824

	$12,687,820	$2,404,433	$15,092,253

For the three months ended March 31, 2013 and 2012, the monthly average number of futures contracts bought and sold was approximately 6,611 and 8,033, respectively.

Agricultural Sector Series

As of March 31, 2013 and December 31, 2012, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of financial condition:

Contract Risk	Location	Asset Derivatives March 31, 2013	Liability Derivatives March 31, 2013	Net
Futures: Commodity price	Equity in broker trading account
Agriculture		$114,139	$(409,253)	$(295,114)
Energy		—	—	—
Metals		—	—	—

		$114,139	$(409,253)	$(295,114)

Contract risk	Location	Asset Derivatives December 31, 2012	Liability Derivatives December 31, 2012	Net
Futures: Commodity price	Equity in broker trading account
Agriculture		$143,072	$(590,699)	$(447,627)
Energy		—	—	—
Metals		—	—	—

		$143,072	$(590,699)	$(447,627)

Note 3. Derivative Instruments (Continued)

For the three months ended March 31, 2013 and 2012, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of operations:

	Three months ended March 31, 2013
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures: Commodity price
Agriculture	$(337,861)	$152,513	$(185,348)
Energy	—	—	—
Metals	—	—	—

	$(337,861)	$152,513	$(185,348)

	Three months ended March 31, 2012
Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures: Commodity price
Agriculture	$(48,200)	$294,359	$246,159
Energy	—	—	—
Metals	—	—	—

	$(48,200)	$294,359	$246,159

For the three months ended March 31, 2013 and 2012, the monthly average number of futures contracts bought and sold was approximately 384 and 477, respectively.

Note 4. Equity in Broker Trading Account

Cash and financial instruments held at the Company’s clearing brokers collateralize amounts due to the clearing brokers, if any, and may serve to satisfy regulatory or clearing broker margin requirements. The Company earns interest on its assets deposited with brokers. At March 31, 2013 and December 31, 2012, the following amounts of cash and futures contracts were held at clearing brokers to satisfy margin requirements.

	March 31, 2013	December 31, 2012
Total Index Series	$15,424,239	$17,224,591
Agricultural Sector Series	717,086	780,902

Note 5. Subscriptions, Withdrawals, and Distributions

Subscriptions are effective at the opening of business on the first day of trading of the next calendar month. Class A Interests were issued through October 2011. Class B Interests were issued for contributions received on or after November 1, 2011 and are identical to Class A Interests in all respects, except that Class A Interests of each Series were allocated items of expense related to events occurring on or prior to October 31, 2011.

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

Note 7. Fees and Expenses

Each Series pays the Managing Member a monthly management fee of 0.054167 percent of the month-end Net Asset Value of each non-managing member’s capital account in the Company (0.65 percent per annum). The Managing Member may waive or reduce its management fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction. There were no waived management fees for the three months ended March 31, 2013 and 2012.

The management fees for the three months ended March 31, 2013 and 2012 were as follows and are reflected in the statements of operations.

	March 31, 2013	March 31, 2012
Total Index Series	$458,497	$504,342
Agricultural Sector Series	19,191	20,945

The Company	$477,688	$525,287

Non-managing members in the Company introduced by their respective selling agents may be charged a monthly service fee of 0.0833 percent (1 percent per annum) payable to the selling agent. They may also be charged an upfront sales fee of up to one percent of the subscriptions amount that is deducted from the subscription proceeds and paid to the applicable selling agent, if any. For the three months ended March 31, 2013 and 2012 subscriptions are net of the following amounts in sales fees that were charged to applicable non-managing members.

	March 31, 2013	March 31, 2012
Total Index Series	$3,250	$1,875
Agricultural Sector Series	400	4,000

The Company	$3,650	$5,875

Non-managing members introduced through qualified advisors, including the marketing representative, Uhlmann Price Securities, LLC, will not be charged a service fee. Uhlmann Price Securities, LLC, an affiliate of the Managing Member, will be paid its introducing fee by the Managing Member without reimbursement from the Company. The Company incurred the following amount of servicing fees to the selling agents during the three months ended March 31, 2013 and 2012, respectively.

	March 31, 2013	March 31, 2012
Total Index Series	$26,955	$26,896
Agricultural Sector Series	4,379	4,526

The Company	$31,334	$31,422

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

The Company incurred the following amount of support services fees during the three ended March 31, 2013 and 2012, respectively.

	March 31, 2013	March 31, 2012
Total Index Series	$70,500	$77,549
Agricultural Sector Series	2,951	3,221

The Company	$73,451	$80,770

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

Credit risk and concentration of credit risk: Credit risk arises primarily from the potential inability of counterparties, such as clearing brokers, banks or other financial institutions, to perform in accordance with the terms of a contract. The Company’s exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all contracts in which the Company has a gain. Exchange traded financial instruments, such as financial futures, generally do not give rise to significant counterparty exposure due to daily cash settlement procedures for daily gains and losses and the margin requirements of the individual exchanges. The Company clears all of its trades through ADM Investor Services, Inc., and RBC Capital Markets, LLC. In the event these brokers do not fulfill their obligations, the Company may be exposed to risk.

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

Note 9. Financial Highlights

Financial highlights for non-managing members of the Company for the three months ended March 31, 2013 and 2012 are as follows:

	Total Index Series		Agricultural Sector Series
	Three months ended March 31,		Three months ended March 31,
	2013 (Unaudited)	2012 (Unaudited)	2013 (Unaudited)	2012 (Unaudited)
Total Return	(0.14)%	4.91%	(1.94)%	1.70%

Ratios to average members’ equity (net assets)
Total expenses (1) (3)	0.95%	0.96%	1.34%	1.29%

Net investment loss (2) (3)	(0.94)%	(0.95)%	(1.33)%	(1.30)%

(1)	The ratio of operating expenses to average members’ equity (net asset) values does not include brokerage commissions.
(2)	Net investment loss does not include net realized and unrealized gains and losses and the related brokerage commissions of the Series.
(3)	Annualized.

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

Note 11. Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2013, the statements of operations for the three months ended March 31, 2013 and 2012 and changes in members’ equity (net assets) for the three months ended March 31, 2013 and 2012 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of March 31, 2013, results of operations for the three months ended March 31, 2013 and 2012 and changes in members’ equity (net assets) for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2012 Form 10-K as filed with the SEC.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

The Company is permitted to track the Index under a licensing arrangement granted by Beeland Interests, Inc. Prior to April 1, 2013, the Company’s use of the Index has been governed by a sub-licensing arrangement with Beeland Management, LLC, another licensee of Beeland Interests, Inc. Effective April 1, 2013, the Company has entered into a licensing agreement directly with Beeland Interests, Inc. If the license arrangement with Beeland Interests, Inc. were to terminate and the Company lost use of the Index, the Company will not be able to raise additional capital.

Subsequent to March 31, 2013, PAM subscriptions and withdrawals of interests were as follows:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked—PAM Advisors Fund, LLC
	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals
April	$5,245,636	$3,011,257	$53,455	$159,264	$5,299,091	$3,170,521
May	2,197,000	—	182,322	—	2,379,322	—

Total	$7,442,636	$3,011,257	$235,777	$159,264	$7,678,413	$3,170,521

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY

Approximately 90% of the Company’s assets, excluding the assets used to satisfy margin requirements, are invested in U.S. government securities, including securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission (CFTC) -authorized investments and certain other money market instruments at one or more federally chartered U.S. banking institutions. The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses. Price Asset Management, Inc. (the Managing Member) will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the futures trading, the Company’s assets are highly liquid and are expected to remain so. During its operations through March 31, 2013, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

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

Three Months ended March 31, 2013

Total Index Series

During the first quarter of 2013, the Total Index Series achieved a net realized and unrealized gain of $314,805 from its trading operations, which is net of brokerage commissions of $120,863. The Total Index Series incurred total expenses of $667,294 including $458,497 in Management Fees (paid to the Managing Member), $26,955 in Servicing Fees (paid to selling agents), $111,342 in operating expenses, and $70,500 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Total Index series earned $5,503 in interest income. An analysis of trading gains and losses by market sector is as follows:

Sector	Percentage Gain (Loss)
Agricultural	(0.65)%
Energy	1.91%
Metals	(1.38)%

Total Portfolio	(0.12)%

The Total Index Series posted a net gain of 3.83% in January. All three sectors, agricultural, energy and metals, posted gains of 0.96%, 2.28% and 0.59%, respectively. Highest grossing commodities for the Total Index Series’ performance in January were cotton, RBOB gasoline, platinum, nickel and soybean oil.

The Total Index Series posted a net loss of (4.35)% in February. All three sectors, agricultural, energy and metals, posted losses of (1.18)%, (1.89)% and (1.28)%, respectively. Highest grossing commodities for the Total Index Series’ performance in February were lumber, orange juice, robusta coffee, soybean meal and oats.

The Total Index Series posted a net gain of .39% in March. The energy sector posted a net gain of 1.53%, and the agricultural and metals sector posted a net loss of (.44) and (.70), respectively. Highest grossing commodities for the Total Index Series’ performance in March were natural gas, orange juice, crude oil, oats and palladium.

Agricultural Sector Series

During the first quarter of 2013, the Agricultural Sector Series achieved a net realized and unrealized loss of $189,479 from its trading operations, which is net of brokerage commissions of $6,491. The Agricultural Sector Series incurred total expenses of $39,686, including $19,191 in Management Fees (paid to the Managing Member), $4,379 in Servicing Fees (paid to selling agents), $13,165 in operating expenses, and $2,951 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member). The Agricultural Sector Series earned $262 in interest income.

The Agricultural Sector Series posted a net gain of 2.71% in January. Highest grossing commodities for the Agricultural Sector Series’ performance in January were cotton, soybean oil, corn, canola and soybeans.

The Agricultural Sector Series posted a net loss of (3.25)% in February. Highest grossing commodities for the Agricultural Sector Series’ performance in February were lumber, orange juice, robusta coffee soybean meal and oats.

The Agricultural Sector Series posted a net loss of (1.31)% in March. Highest grossing commodities for the Agricultural Sector Series’ performance in March were orange juice, oats, cotton, soybean oil and cocoa.

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

CONTRACTUAL OBLIGATIONS

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts. All such contracts are settled by offset, not delivery. The Financial Statements of the Company present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the open futures and other investments at March 31, 2013 (unaudited) and December 31, 2012.

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

Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Total Index Series’ open positions by market category for the quarter ended March 31, 2013 and fiscal year ended December 31, 2012. During the quarter ended March 31, 2013 and the fiscal year ended December 31, 2012, the Total Index Series’ average total capitalization was approximately $274,561,194 and $286,876,280, respectively.

TotaI Index Series
Three Months Ended March 31, 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$13.985	5.1%	$14.355	$13.775

Average, highest and lowest Value at Risk amounts relate to the quarter end amounts during the relevant period. Average Capitalization is the average of the Total Index Series’ capitalization at the end of each month during the relevant period. Dollar amounts represent millions of dollars.

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Agricultural Sector Series’ open positions by market category for the quarter ended March 31, 2013 and fiscal year ended December 31, 2012. During the quarter ended March 31, 2013 and the fiscal year ended December 31, 2012, the Agricultural Sector Series’ average total capitalization was approximately $11,454,753 and $12,848,115, respectively.

Agricultural Sector Series
Three Months Ended March 31, 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.578	5.0%	$0.580	$0.576

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

Qualitative Disclosures

There have been no material changes in the qualitative disclosures about market risk to the Company from those previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

The Managing Member, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Company and each Series as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Company and each Series.

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

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first fiscal quarter of 2013, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: January: $11,159,252; February: $963,565; and March: $1,122,796.

During the first fiscal quarter of 2013, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts: January: $55,579; February: $39,600; and March: $0.

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

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended March 31, 2013:

Date of Closing	Total Amount of Withdrawals
January 31, 2013	$2,853,788
February 28, 2013	$8,226,879
March 31, 2013	$11,285,724

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended March 31, 2013:

Date of Closing	Total Amount of Withdrawals
January 31, 2013	$-0-
February 28, 2013	$192,481
March 31, 2013	$853,249

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2013, filed with the SEC on May 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Statements of Financial Condition as of March 31, 2013 and December 31, 2012, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended March 31, 2013 and March 31, 2012; (iii) the Unaudited Condensed Schedule of Investments as of March 31, 2013 and December 31, 2012; (iv) the Unaudited Statements of Changes in Members’ Equity as of March 31, 2013 and March 31, 2012, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2013	RICI® Linked – PAM Advisors Fund, LLC
(Registrant)

By: Price Asset Management, Inc.
Managing Member

By: /s/ John D. Reese
John D. Reese
Principal Executive Officer

By: /s/ Maura A. Clark
Maura A. Clark
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2013, filed with the SEC on May 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Statements of Financial Condition as of March 31, 2013 and December 31, 2012, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended March 31, 2013 and March 31, 2012; (iii) the Unaudited Condensed Schedule of Investments as of March 31, 2013 and December 31, 2012; (iv) the Unaudited Statements of Changes in Members’ Equity as of March 31, 2013 and March 31, 2012, and (v) Notes to Unaudited Consolidated Financial Statements.