Form 10-Q
period 2013-06-30
RICI Linked - PAM Advisors Fund, LLC
filed 2013-08-15
CIK 1462567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

o   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File number:     000-53647

RICI® Linked – PAM Advisors Fund, LLC

(Exact name of registrant as specified in charter)

Delaware	38-3743129
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

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

Yes x    No o

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

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

The following unaudited financial statements of RICI® Linked – PAM Total Index Series and RICI® Linked – PAM Agricultural Sector Series, each a series of RICI® Linked – PAM Advisors Fund, LLC, as well as the unaudited financial statements of RICI® Linked – PAM Advisors Fund, LLC, are included in Item 1:

RICI® Linked - PAM Advisors Fund, LLC

Statements of Financial Condition

June 30, 2013 (Unaudited) and December 31, 2012 (Audited)

	Total Index Series		Agricultural Sector Series		RICI® Linked - PAM Advisors Fund, LLC
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Assets
Equity in broker trading account
Cash	$34,579,342	$35,834,498	$2,414,906	$2,626,089	$36,994,248	$38,460,587
Net unrealized gain (loss) on open futures contracts	(6,828,190)	(660,454)	(463,220)	(447,627)	(7,291,410)	(1,108,081)
	27,751,152	35,174,044	1,951,686	2,178,462	29,702,838	37,352,506

Cash and cash equivalents	7,280,606	22,155,680	500,321	355,529	7,780,927	22,511,209
Investments
Government-sponsored enterprise securities, at fair value	211,975,310	219,959,160	7,299,712	9,698,930	219,275,022	229,658,090
Mutual funds, at fair value	203	10,000,554	-	200,000	203	10,200,554
Total assets	$247,007,271	$287,289,438	$9,751,719	$12,432,921	$256,758,990	$299,722,359

Liabilities and Members' Equity (Net Assets)
Accrued operating expenses	$99,302	$145,587	$51,421	$50,011	$150,723	$195,598
Management fee payable to Managing Member	132,557	155,139	5,213	6,686	137,770	161,825
Support services fee payable	20,382	23,854	802	1,028	21,184	24,882
Servicing fee payable to selling agent	22,592	27,046	3,551	4,589	26,143	31,635
Withdrawals payable	4,486,557	14,926,716	-	555,579	4,486,557	15,482,295
Subscriptions received in advance	2,127,000	650,000	40,000	-	2,167,000	650,000
	6,888,390	15,928,342	100,987	617,893	6,989,377	16,546,235
Members' equity (net assets)	240,118,881	271,361,096	9,650,732	11,815,028	249,769,613	283,176,124

Total liabilities and members' equity (net assets)	$247,007,271	$287,289,438	$9,751,719	$12,432,921	$256,758,990	$299,722,359

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

June 30, 2013 (Unaudited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Net Unrealized		Net Unrealized		Net Unrealized
	Gain (Loss)	Percent of	Gain (Loss)	Percent of	Gain (Loss)	Percent of
	on Open	Members'	on Open	Members'	on Open	Members'
	Long Futures	Equity	Long Futures	Equity	Long Futures	Equity
	Contracts	(Net Assets)	Contracts	(Net Assets)	Contracts	(Net Assets)
Futures contracts
United States
Agriculture	$(3,471,085)	(1.45)%	$-	-%	$(3,874,255)	(1.55)%
39 Sept. 2013 CBOT Wheat Contracts	-	-	(109,687)	(1.14)	-	-
46 Sept 2013 CBOT Corn Contracts	-	-	(104,238)	(1.08)	-	-
Other*	-	-	(189,245)	(1.96)	-	-
Energy*	117,959	0.05	-	-	117,959	0.05
Metals*	(1,539,215)	(0.64)	-	-	(1,539,215)	(0.62)
Total futures contracts - United States	(4,892,341)	(2.04)	(403,170)	(4.18)	(5,295,511)	(2.12)
Foreign
Agriculture*	(502,836)	(0.21)	(60,050)	(0.62)	(562,886)	(0.23)
Energy*	(17,730)	(0.01)	-	-	(17,730)	(0.01)
Metals*	(1,415,283)	(0.59)	-	-	(1,415,283)	(0.57)
Total futures contracts - Foreign	(1,935,849)	(0.81)	(60,050)	(0.62)	(1,995,899)	(0.81)
Total net unrealized loss on open futures contracts	$(6,828,190)	(2.85)%	$(463,220)	(4.80)%	$(7,291,410)	(2.93)%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.
The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

June 30, 2013 (Unaudited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
			Percent of			Percent of			Percent of
			Members'			Members'			Members'
Government-sponsored enterprise securities			Equity			Equity			Equity
United States	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)
U.S.Treasury Bills
$35,000,000 Treasury bill due 07/05/2013	$34,986,565	$35,000,000	14.58%	$-	$-	-%	$34,986,565	$35,000,000	14.01%
$41,000,000 Treasury bill due 07/18/2013	40,979,684	40,999,590	17.07	-	-	-	40,979,684	40,999,590	16.41
$5,800,000 Treasury bill due 07/18/2013	-	-	-	5,797,131	5,799,942	60.10	5,797,131	5,799,942	2.32
$20,000,000 Treasury bill due 08/15/2013	19,988,377	19,999,400	8.33	-	-	-	19,988,377	19,999,400	8.01
$1,000,000 Treasury bill due 09/19/2013	-	-	-	999,418	999,920	10.36	999,418	999,920	0.40
$12,000,000 Treasury bill due 10/03/2013	11,995,931	11,998,560	5.00	-	-	-	11,995,931	11,998,560	4.80
$14,000,000 Treasury bill due 10/17/2013	13,995,442	13,997,760	5.83	-	-	-	13,995,442	13,997,760	5.60
$20,000,000 Treasury bill due 10/31/2013	19,992,570	19,996,200	8.33	-	-	-	19,992,570	19,996,200	8.01
$40,000,000 Treasury bill due 11/07/2013	39,985,927	39,992,800	16.66	-	-	-	39,985,927	39,992,800	16.01
$30,000,000 Treasury bill due 12/12/2013	29,990,775	29,991,000	12.49	-	-	-	29,990,775	29,991,000	12.01
$500,000 Treasury bill due 12/12/2013	-	-	-	499,851	499,850	5.18	499,851	499,850	0.20
Total Government-sponsored enterprise securities	$211,915,271	$211,975,310	88.29%	$7,296,400	$7,299,712	75.64%	$219,211,671	$219,275,022	87.78%
Mutual funds
United States
Federated Government Obligations Fund
(203 Shares)	$203	$203	** %	$-	$-	-%	$203	$203	** %
Total mutual funds	$-	$-	** %	$-	$-	-%	$-	$-	** %

** Represents less than 0.01% of members' equity (net assets).
The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

December 31, 2012 (Audited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Net Unrealized		Net Unrealized		Net Unrealized
	Gain (Loss)	Percent of	Gain (Loss)	Percent of	Gain (Loss)	Percent of
	on Open	Members'	on Open	Members'	on Open	Members'
	Long Futures	Equity	Long Futures	Equity	Long Futures	Equity
	Contracts	(Net Assets)	Contracts	(Net Assets)	Contracts	(Net Assets)
Futures contracts
United States
Agriculture*	$(3,604,351)	(1.33)%	$(450,743)	(3.81)%	$(4,055,094)	(1.43)%
Energy*	431,994	0.16	-	-	431,994	0.15
Metals*	(515,960)	(0.19)	-	-	(515,960)	(0.18)
Total futures contracts - United States	(3,688,317)	(1.36)	(450,743)	(3.81)	(4,139,060)	(1.46)
Foreign
Agriculture*	4,585	0.00	3,116	0.03	7,701	0.00
Energy*	141,040	0.05	-	-	141,040	0.05
Metals*	2,882,238	1.06	-	-	2,882,238	1.02
Total futures contracts - Foreign	3,027,863	1.12	3,116	0.03	3,030,979	1.07
Total net unrealized loss on open futures contracts	$(660,454)	(0.24)%	$(447,627)	(3.78)%	$(1,108,081)	(0.39)%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.
The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

December 31, 2012 (Audited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
			Percent of			Percent of			Percent of
			Members'			Members'			Members'
Government-sponsored enterprise securities			Equity			Equity			Equity
United States	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)
U.S.Treasury Bills
$40,000,000 Treasury bill due 01/10/2013	$39,971,850	$39,999,600	14.74%	$-	$-	-%	$39,971,850	$39,999,600	14.13%
$30,000,000 Treasury bill due 01/17/2013	29,982,858	29,999,700	11.06	-	-	-	29,982,858	29,999,700	10.59
$6,200,000 Treasury bill due 01/17/2013	-	-	-	6,196,241	6,199,938	52.48	6,196,241	6,199,938	2.19
$16,000,000 Treasury bill due 02/07/2013	15,988,675	15,999,520	5.90	-	-	-	15,988,675	15,999,520	5.65
$4,000,000 Treasury bill due 02/28/2013	3,997,499	3,999,840	1.47	-	-	-	3,997,499	3,999,840	1.41
$1,000,000 Treasury bill due 02/28/2013	-	-	-	999,378	999,960	8.46	999,378	999,960	0.35
$20,000,000 Treasury bill due 04/11/2013	19,986,068	19,996,400	7.37	-	-	-	19,986,068	19,996,400	7.06
$20,000,000 Treasury bill due 04/18/2013	19,985,830	19,995,800	7.37	-	-	-	19,985,830	19,995,800	7.06
$20,000,000 Treasury bill due 04/18/2013	19,985,828	19,995,800	7.37	-	-	-	19,985,828	19,995,800	7.06
$40,000,000 Treasury bill due 05/09/2013	39,973,839	39,987,200	14.74	-	-	-	39,973,839	39,987,200	14.12
$1,000,000 Treasury bill due 05/16/2013	-	-	-	999,405	999,660	8.46	999,405	999,660	0.35
$30,000,000 Treasury bill due 06/20/2013	29,986,453	29,985,300	11.05	-	-	-	29,986,453	29,985,300	10.59
$1,500,000 Treasury bill due 06/20/2013	-	-	-	1,499,372	1,499,372	12.69	1,499,372	1,499,372	0.53
Total Government-sponsored enterprise securities	$219,858,900	$219,959,160	81.07%	$9,694,396	$9,698,930	82.09%	$229,553,296	$229,658,090	81.09%
Mutual funds
United States
Federated Government Obligations Fund
(5,000,057 shares)	$5,000,067	$5,000,057	1.84%	$-	$-	-%	$5,000,067	$5,000,057	1.77%
Federated Government Obligations Fund
(100,000 shares)	-	-	-	100,000	100,000	0.85	100,000	100,000	0.04
AIM Government & Agency Portfolio Institutional
(5,000,497 shares)	5,000,497	5,000,497	1.84	-	-	-	5,000,497	5,000,497	1.77
AIM Government & Agency Portfolio Institutional
(100,000 shares)	-	-	-	100,000	100,000	0.85	100,000	100,000	0.04
Total mutual funds	$10,000,564	$10,000,554	3.68%	$200,000	$200,000	1.70%	$10,200,564	$10,200,554	3.58%

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Statements of Operations

For the Three Months and Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Total Index Series				Agricultural Sector Series				Total RICI® Linked - PAM Advisors Fund, LLC
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Realized and unrealized gains (losses) on investments
Realized losses on futures contracts	$(16,799,230)	$(41,785,945)	$(13,287,715)	$(29,098,125)	$(539,876)	$(1,287,481)	$(877,737)	$(1,335,681)	$(17,339,106)	$(43,073,426)	$(14,165,452)	$(30,433,806)
Realized gains on securities	86,199	28,236	145,307	69,554	979	660	5,407	3,427	87,178	28,896	150,714	72,981
Change in unrealized gains
(losses) on open futures
contracts	(3,032,283)	11,729,895	(6,167,737)	14,134,328	(168,106)	966,241	(15,593)	1,260,600	(3,200,389)	12,696,136	(6,183,331)	15,394,928
Change in unrealized gains
(losses) on securities	(40,710)	26,882	(40,211)	4,943	846	1,343	(1,222)	(338)	(39,864)	28,225	(41,433)	4,605
Brokerage commissions	(146,973)	(136,264)	(267,836)	(286,737)	(8,323)	(7,901)	(14,814)	(15,053)	(155,296)	(144,165)	(282,650)	(301,790)
Net realized and unrealized
gain (loss) on investments	(19,932,997)	(30,137,196)	(19,618,193)	(15,176,037)	(714,480)	(327,138)	(903,959)	(87,045)	(20,647,477)	(30,464,334)	(20,522,152)	(15,263,082)

Investment income
Interest income	3,629	4,866	9,132	5,232	320	412	582	185	3,949	5,278	9,714	5,417
	3,629	4,866	9,132	5,232	320	412	582	185	3,949	5,278	9,714	5,417
Expenses
Management fees	408,277	460,154	866,774	964,496	16,568	21,267	35,759	42,212	424,845	481,421	902,533	1,006,708
Operating expenses	110,104	112,512	221,446	233,097	15,275	13,650	28,440	27,135	125,379	126,162	249,886	260,232
Support services fee	62,778	70,755	133,278	148,304	2,547	3,270	5,498	6,491	65,325	74,025	138,776	154,795
Servicing fees	22,591	27,356	49,546	54,252	3,551	4,363	7,930	8,889	26,142	31,719	57,476	63,141
	603,750	670,777	1,271,044	1,400,149	37,941	42,550	77,627	84,727	641,691	713,327	1,348,671	1,484,876
Net investment loss	(600,121)	(665,911)	(1,261,912)	(1,394,917)	(37,621)	(42,138)	(77,045)	(84,542)	(637,742)	(708,049)	(1,338,957)	(1,479,459)
Net income (loss)	$(20,533,118)	$(30,803,107)	$(20,880,104)	$(16,570,954)	$(752,101)	$(369,276)	$(981,004)	$(171,587)	$(21,285,219)	$(31,172,383)	$(21,861,108)	$(16,742,541)

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Statement of Changes in Members' Equity (Net Assets)

For the Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
	Managing Member	Non- Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Members' equity (net assets)
December 31, 2012	$38,321	$271,322,775	$271,361,096	$36,801	$11,778,227	$11,815,028	$75,122	$283,101,002	$283,176,124
Subscriptions, net	-	23,432,499	23,432,499	-	332,587	332,587	-	23,765,086	23,765,086
Withdrawals	-	(33,794,610)	(33,794,610)	-	(1,515,879)	(1,515,879)	-	(35,310,489)	(35,310,489)
Net loss	(2,865)	(20,877,239)	(20,880,104)	(3,142)	(977,862)	(981,004)	(6,007)	(21,855,101)	(21,861,108)

Members' equity (net assets)
June 30, 2013	$35,456	$240,083,425	$240,118,881	$33,659	$9,617,073	$9,650,732	$69,115	$249,700,498	$249,769,613

Members' equity (net assets)
December 31, 2011	$37,002	$292,989,365	$293,026,367	$35,511	$11,552,735	$11,588,246	$72,513	$304,542,100	$304,614,613
Subscriptions, net	-	18,842,340	18,842,340	-	2,425,718	2,425,718	-	21,268,058	21,268,058
Withdrawals	-	(47,859,063)	(47,859,063)	-	(1,062,199)	(1,062,199)	-	(48,921,262)	(48,921,262)
Net loss	(1,970)	(16,568,984)	(16,570,954)	(167)	(171,420)	(171,587)	(2,137)	(16,740,404)	(16,742,541)

Members' equity (net assets)
June 30, 2012	$35,032	$247,403,658	$247,438,690	$35,344	$12,744,834	$12,780,178	$70,376	$260,148,492	$260,218,868

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements (Unaudited)

Note 1.Nature of Operations and Significant Accounting Policies

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

The Company consists of four series (each, a Series) of limited liability company interests (Interests): the RICI® Linked – PAM Total Index Series ( the Total Index Series), the RICI® Linked – PAM Agricultural Sector Series (the Agricultural Sector Series), the RICI® Linked – PAM Energy Sector Series (the Energy Sector Series), and the RICI® Linked – PAM Metals Sector Series (the Metals Sector Series). Each Series invests substantially all of its assets in derivative contracts representing the commodity positions contained in the Rogers International Commodity Index® (Index), or a sub-index thereof. Currently, three Series have commenced trading, the Total Index Series, which began trading May 8, 2007, the Agricultural Sector Series, which began trading February 1, 2008, and the Energy Sector Series, which began trading January 1, 2010. The Energy Sector Series ceased operations after paying out withdrawal proceeds with respect to the July 31, 2010 withdrawal date.  The Metals Sector Series has not yet commenced operations.

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

Note 1.Nature of Operations and Significant Accounting Policies (Continued)

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

The FASB provides guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements.  The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  Through June 30, 2013 management has determined that there are no material uncertain income tax positions.

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

Substantially all of the Company’s investments are carried at fair value;

The Company had little or no debt during the period; and

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

Note 2.Fair Value of Financial Instruments

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012	2013	2012
Description	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1

Equity in broker trading
account
Futures contracts	$(6,828,190)	$(660,454)	$(463,220)	$(447,627)	$(7,291,410)	$(1,108,081)
Cash and cash equivalents
Money market funds	4,861,533	11,779,729	456,103	309,127	5,317,636	12,088,856
Investments
Government-sponsored
enterprise securities	211,975,310	219,959,160	7,299,712	9,698,930	219,275,022	229,658,090
Mutual funds	203	10,000,554	-	200,000	203	10,200,554
	$210,008,856	$241,078,989	$7,292,595	$9,760,430	$217,301,451	$250,839,419

Note 2.Fair Value of Financial Instruments (Continued)

At June 30, 2013 and December 31, 2012 the Company had no Level 2 or Level 3 assets or liabilities.  The Company assesses the levels or assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstance that caused the transfer.  There was no transfer among Levels 1, 2 and 3 during the period ended June 30, 2013 and year ended December 31, 2012.

In addition, substantially all of the Company’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Note 3.Derivative Instruments

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

Total Index Series

As of June 30, 2013 and December 31, 2012 the Total Index Series’ derivative contracts had the following impact on the statement of financial condition:

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	June 30, 2013	June 30, 2013	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$128,748	$(4,102,669)	$(3,973,921)
Energy			482,030	(381,801)	100,229
Metals			94,806	(3,049,304)	(2,954,498)

			$705,584	$(7,533,774)	$(6,828,190)

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	December 31, 2012	December 31, 2012	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$1,123,319	$(4,723,085)	$(3,599,766)
Energy			924,732	(351,698)	573,034
Metals			3,996,960	(1,630,682)	2,366,278

			$6,045,011	$(6,705,465)	$(660,454)

Note 3.Derivative Instruments (Continued)

For the three and six months ended June 30, 2013 and 2012 the Total Index Series’ derivative contracts had the following impact on the statement of operations:

		Six months ended June 30, 2013
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(7,220,867)	$(374,156)	$(7,595,023)
Energy		271,536	(472,805)	(201,269)
Metals		(6,338,384)	(5,320,776)	(11,659,160)

		$(13,287,715)	$(6,167,737)	$(19,455,452)

		Six months ended June 30, 2012
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(7,400,610)	$1,099,869	$(6,300,741)
Energy		(19,822,118)	10,515,927	(9,306,191)
Metals		(1,875,397)	2,518,532	643,135

		$(29,098,125)	$14,134,328	$(14,963,797)

		Three months ended June 30, 2013
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(4,248,678)	$(1,802,933)	$(6,051,611)
Energy		(2,692,828)	(2,988,161)	(5,680,989)
Metals		(9,857,724)	1,758,811	(8,098,913)

		$(16,799,230)	$(3,032,283)	$(19,831,513)

		Three months ended June 30, 2012
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(9,983,232)	$7,388,086	$(2,595,146)
Energy		(26,883,520)	5,644,738	(21,238,782)
Metals		(4,919,193)	(1,302,929)	(6,222,122)

		$(41,785,945)	$11,729,895	$(30,056,050)

For the six months ended June 30, 2013 and 2012, the monthly average number of futures contracts bought and sold was approximately 7,718 and 8,033, respectively.

Note 3.  Derivative Instruments (Continued)

Agricultural Sector Series

As of June 30, 2013 and December 31, 2012, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of financial condition:

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	June 30, 2013	June 30, 2013	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$14,268	$(477,488)	$(463,220)
Energy			-	-	-
Metals			-	-	-

			$14,268	$(477,488)	$(463,220)

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	December 31, 2012	December 31, 2012	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$143,072	$(590,699)	$(447,627)
Energy			-	-	-
Metals			-	-	-

			$143,072	$(590,699)	$(447,627)

For the three and six months ended June 30, 2013 and 2012, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of operations:

		Six months ended June 30, 2013
	Contract Risk	Realized gains ( losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(877,737)	$(15,593)	$(893,330)
Energy		-	-	-
Metals		-	-	-

		$(877,737)	$(15,593)	$(893,330)

		Six months ended June 30, 2012
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(1,335,681)	$1,260,600	$(75,081)
Energy		-	-	-
Metals		-	-	-

		$(1,335,681)	$1,260,600	$(75,081)

Note 3. Derivative Instruments (Continued)

		Three months ended June 30, 2013
	Contract Risk	Realized gains ( losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(539,876)	$(168,106)	$(707,982)
Energy		-	-	-
Metals		-	-	-

		$(539,876)	$(168,106)	$(707,982)

		Three months ended June 30, 2012
	Contract Risk	Realized gains ( losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(1,287,481)	$966,241	$(321,240)
Energy		-	-	-
Metals		-	-	-

		$(1,287,481)	$966,241	$(321,240)

For the six months ended June 30, 2013 and 2012, the monthly average number of futures contracts bought and sold was approximately 376 and 477, respectively.

Note 4.Equity in Broker Trading Account

Cash and financial instruments held at the Company’s clearing brokers collateralize amounts due to the clearing brokers, if any, and may serve to satisfy regulatory or clearing broker margin requirements.  The Company earns interest on its assets deposited with brokers.  At June 30, 2013 and December 31, 2012, the following amounts of cash were held at clearing brokers to satisfy margin requirements.

	June 30, 2013	December 31, 2012

Total Index Series	$15,099,922	$17,224,591
Agricultural Sector Series	679,932	780,902

Note 5.Subscriptions, Withdrawals, and Distributions

Subscriptions are effective at the opening of business on the first day of trading of the next calendar month.  Class A Interests were issued through October 2011.  Class B Interests were issued for contributions received on or after November 1, 2011and are identical to Class A Interests in all respects, except that Class A Interests of each Series were allocated items of expense related to events occurring on or prior to October 31, 2011.

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

Note 6.The Managing Member

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

Note 7.Fees and Expenses

Each Series pays the Managing Member a monthly management fee of 0.054167 percent of the month-end Net Asset Value of each non-managing member's capital account in the Company (0.65 percent per annum).  The Managing Member may waive or reduce its management fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction. There were no waived management fees for the six months ended June 30, 2013 and 2012.

The management fees for the three and six months ended June 30, 2013 and 2012 were as follows and are reflected in the statements of operations.

	Six months ended
	June 30, 2013	June 30, 2012

Total Index Series	$866,774	$964,496
Agricultural Sector Series	35,759	42,212
The Company	$902,533	$1,006,708

	Three months ended
	June 30, 2013	June 30, 2012

Total Index Series	$408,277	$460,154
Agricultural Sector Series	16,568	21,267
The Company	$424,845	$481,421

Non-managing members in the Company introduced by their respective selling agents may be charged a monthly service fee of 0.0833 percent (1 percent per annum) payable to the selling agent.  They may also be charged an upfront sales fee of up to one percent of the subscriptions amount that is deducted from the subscription proceeds and paid to the applicable selling agent, if any.  For the three and six months ended June 30, 2013 and 2012 subscriptions are net of the following amounts in sales fees that were charged to applicable non-managing members.

	Six months ended
	June 30, 2013	June 30, 2012

Total Index Series	$4,000	$3,000
Agricultural Sector Series	1,150	4,600
The Company	$5,150	$7,600

Note 7.  Fees and Expenses (Continued)

	Three months ended
	June 30, 2013	June 30, 2012

Total Index Series	$750	$1,125
Agricultural Sector Series	750	600
The Company	$1,500	$1,725

Non-managing members introduced through qualified advisors, including the marketing representative, Uhlmann Price Securities, LLC, will not be charged a service fee.  Uhlmann Price Securities, LLC, an affiliate of the Managing Member, will be paid its introducing fee by the Managing Member without reimbursement from the Company. The Company incurred the following amount of servicing fees to the selling agents during the three and six months ended June 30, 2013 and 2012, respectively.

	Six months ended
	June 30, 2013	June 30, 2012

Total Index Series	$49,546	$54,252
Agricultural Sector Series	7,930	8,889
The Company	$57,476	$63,141

	Three months ended
	June 30, 2013	June 30, 2012

Total Index Series	$22,591	$27,356
Agricultural Sector Series	3,551	4,363
The Company	$26,142	$31,719

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

The Company incurred the following amount of support services fees during the three and six months ended June 30, 2013 and 2012, respectively.

Note 7.  Fees and Expenses (Continued)

	Six months ended
	June 30, 2013	June 30, 2012

Total Index Series	$133,278	$148,304
Agricultural Sector Series	5,498	6,491
The Company	$138,776	$154,795

	Three months ended
	June 30, 2013	June 30, 2012

Total Index Series	$62,778	$70,755
Agricultural Sector Series	2,547	3,270
The Company	$65,325	$74,025

Note 8.Trading Activities and Related Risks

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

Credit risk and concentration of credit risk:  Credit risk arises primarily from the potential inability of counterparties, such as clearing brokers, banks or other financial institutions, to perform in accordance with the terms of a contract.  The Company’s exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all contracts in which the Company has a gain.  Exchange traded financial instruments, such as financial futures, generally do not give rise to significant counterparty exposure due to daily cash settlement procedures for daily gains and losses and the margin requirements of the individual exchanges.  The Company clears all of its trades through ADM Investor Services, Inc. and RBC Capital Markets, LLC.  In the event these brokers do not fulfill their obligations, the Company may be exposed to risk.

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

Note 9.Financial Highlights

Financial highlights for non-managing members of the Company for the three and six months ended June 30, 2013 and 2012 are as follows:

	Total Index Series		Agricultural Sector Series
	Six months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total Return	(7.84)%	(5.70)%	(8.95)%	(0.91)%
Ratios to average members' equity
(net assets)
Total expenses (1) (3)	0.94%	0.94%	1.39%	1.30%
Net investment loss (2) (3)	(0.93)%	(0.93)%	(1.38)%	(1.30)%

	Total Index Series		Agricultural Sector Series
	Three months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total Return	(0.14)%	(10.11)%	(7.15)%	(2.60)%
Ratios to average members' equity
(net assets)
Total expenses (1) (3)	0.94%	0.91%	1.45%	1.29%
Net investment loss (2) (3)	(0.93)%	(0.91)%	(1.44)%	(1.28)%

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

Note 10.Indemnifications

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

Note 11.Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2013, the statements of operations for the three and six months ended June 30, 2013 and 2012 and changes in members’ equity (net assets) for the three and six months ended June 30, 2013 and 2012 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of June 30, 2013, results of operations for the three and six months ended June 30, 2013 and 2012 and changes in members’ equity (net assets) for the three and six months ended June 30, 2013 and 2012.  The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2012 Form 10-K as filed with the SEC.

Note 12.Subsequent Events

The Company’s management evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

Subsequent to June 30, 2013,  subscriptions and withdrawals of interests were as follows:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals
July	$2,127,000	$(8,137,117)	$39,600	$(550,186)	$2,166,600	$(8,687,303)
Aug	1,580,000	-	-	-	1,580,000	-

Total	$3,707,000	$(8,137,117)	$39,600	$(550,186)	$3,746,600	$(8,687,303)

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

LIQUIDITY

Approximately 90% of the Company’s assets, excluding the assets used to satisfy margin requirements, are invested in U.S. government securities, including securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission (CFTC) -authorized investments and certain other money market instruments at one or more federally chartered U.S. banking institutions.  The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses.  Price Asset Management, Inc. (the Managing Member) will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the futures trading, the Company’s assets are highly liquid and are expected to remain so.  During its operations through June 30, 2013, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

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

Three Months ended June 30, 2013

Total Index Series

During the second quarter of 2013, the Total Index Series achieved a net realized and unrealized loss of $19,932,997 from its trading operations, which is net of brokerage commissions of $146,973.  The Total Index Series incurred total expenses of $603,750 including $408,277 in Management Fees (paid to the Managing Member), $22,591 in Servicing Fees (paid to Selling Agents), $110,104 in operating expenses, and $62,778 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).   The Total Index Series earned $3,629 in interest income.  An analysis of trading losses (net of all trading fees and expenses) by market sector is as follows:

Sector	Percentage Gain (Loss)
Agricultural	(2.41)%
Energy	(2.41)%
Metals	(3.19)%

Total Portfolio	(7.75)%

The Total Index Series posted a net loss of (3.7)% in April.  All three sectors, agricultural, energy and metals, posted losses of (0.15)%, (2.19)% and (1.38)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in April were hard red winter wheat, natural gas, cocoa, soft red winter wheat and orange juice.

The Total Index Series posted a net loss of (1.7)% in May.  The metals sector posted a gain of .03% while the agricultural and energy sectors posted losses of (.77)% and (.97%), respectively. Highest grossing commodities for the Total Index Series’ performance in May were lead, soybean meal, soybeans, orange juice and palladium.

The Total Index Series posted a net loss of (2.3)% in June.  The energy sector posted a gain of 1.02% while the agricultural and metals sectors posted losses of (1.49)% and (1.84)%, respectively. Highest grossing commodities for the Total Index Series’ performance in June were corn, oats, soybean meal, soft red winter wheat and natural gas.

Agricultural Sector Series

During the second quarter of 2013, the Agricultural Sector Series achieved a net realized and unrealized loss of $714,480, from its trading operations, which is net of brokerage commissions of $8,323.  The Agricultural Sector Series incurred total expenses of $37,941, including $16,568 in Management Fees (paid to the Managing Member), $3,551 in Servicing Fees (paid to selling agents), $15,275 in operating expenses, and $2,547 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Agricultural Sector Series earned $320 in interest income.

The Agricultural Sector Series posted a net loss of (0.65)% in April. Highest grossing commodities for the Agricultural Sector Series’ performance in April were heard red winter wheat, cocoa, soft red winter wheat, orange juice and soybean meal.

The Agricultural Sector Series posted a net loss of (2.30)% in May. Highest grossing commodities for the Agricultural Sector Series’ performance in May were soybean meal, soybeans, orange juice, corn and lean hogs.

The Agricultural Sector Series posted a net loss of (4.35%) in June. Highest grossing commodities for the Agricultural Sector Series’ performance in June were white sugar, lean hogs, cotton, live cattle and rice.

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

CONTRACTUAL OBLIGATIONS

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts.  All such contracts are settled by offset, not delivery.  The Financial Statements of the Company present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the open futures and other investments at June 30, 2013 (unaudited) and December 31, 2012.

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

Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Total Index Series’ open positions by market category for the quarter ended June 30, 2013 and fiscal year ended December 31, 2012.  During the quarter ended June 30, 2013 and the fiscal year ended December 31, 2012, the Total Index Series’ average total capitalization was approximately $247,157,554 and $286,876,280, respectively.

TotaI Index Series
Three Months Ended March 31, 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$13.31	5.4	$13.42	$13.24

Fiscal Year Ended December 31, 2012
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$16.48	5.7%	$18.80	$13.98

Average, highest and lowest Value at Risk amounts relate to the quarter end amounts during the relevant period. Average Capitalization is the average of the Total Index Series’ capitalization at the end of each month during the relevant period. Dollar amounts represent millions of dollars.

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Agricultural Sector Series’ open positions by market category for the quarter ended June 30, 2013 and fiscal year ended December 31, 2012.  During the quarter ended June 30, 2013 and the fiscal year ended December 31, 2012, the Agricultural Sector Series’ average total capitalization was approximately $10,053,223 and $12,848,115, respectively.

Agricultural Sector Series
Three Months Ended March 28, 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.54	5.4%	$0.54	$0.54

Fiscal Year Ended December 31, 2012
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.67	5.2%	$0.72	$0.59

Average, highest and lowest Value at Risk amounts relate to the quarter end amounts during the relevant period.  Average Capitalization is the average of the Agricultural Sector Series’ capitalization at the end of each month during the relevant period.  Dollar amounts represent millions of dollars.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Company is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of contract face value). Certain market conditions could cause the Company to incur severe losses over a short period of time.  The foregoing Value at Risk table — as well as the past performance of the Company — give no indication of this risk of rapid loss.

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

ITEM 4.            CONTROLS AND PROCEDURES

The Managing Member, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Company and each Series as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Company and each Series.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2013, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: April: $5,245,636;  May: $2,196,250; and June: $2,745,000.

During the second fiscal quarter of 2013, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts: April: $53,455; May: $183,953; and June: $0.

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

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended June 30, 2013:

Total Index Series
Date of Closing	Total Amount of Withdrawals
April 30, 2013	$3,099,178
May 30, 2013	$3,842,484
June 30, 2013	$4,486,557

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended June 30, 2013:

Agricultural Sector Series
Date of Closing	Total Amount of Withdrawals
April 30, 2013	$162,797
May 31, 2013	$307,352
June 30, 2013	$-

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
101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2013, filed with the SEC on  August 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Statements of Financial Condition as of June 30, 2013 and December 31, 2012, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended June 30, 2013 and June 30, 2012; (iii) the Unaudited Condensed Schedule of Investments as of June 30, 2013 and December 31, 2012; (iv) the Unaudited Statements of Changes in Members’ Equity as of June 30, 2013 and March 31, 2012, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2013	RICI® Linked – PAM Advisors Fund, LLC
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
101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2013, filed with the SEC on  August 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Statements of Financial Condition as of June 30, 2013 and December 31, 2012, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended June 30, 2013 and June 30, 2012; (iii) the Unaudited Condensed Schedule of Investments as of June 30, 2013 and December 31, 2012; (iv) the Unaudited Statements of Changes in Members’ Equity as of June 30, 2013 and June 30, 2012, and (v) Notes to Unaudited Consolidated Financial Statements.