Form 10-Q
period 2013-09-30
RICI Linked - PAM Advisors Fund, LLC
filed 2013-11-14
CIK 1462567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

ITEM 1.FINANCIAL STATEMENTS

The following unaudited financial statements of RICI® Linked – PAM Total Index Series and RICI® Linked – PAM Agricultural Sector Series, each a series of RICI® Linked – PAM Advisors Fund, LLC, as well as the unaudited financial statements of RICI® Linked – PAM Advisors Fund, LLC, are included in Item 1:

RICI® Linked - PAM Advisors Fund, LLC

Statements of Financial Condition

September 30, 2013 (Unaudited) and December 31, 2012 (Audited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Assets
Equity in broker trading account
Cash	$27,415,448	$35,834,498	$2,157,619	$2,626,089	$29,573,067	$38,460,587
Net unrealized loss on open futures contracts	(1,126,157)	(660,454)	(94,411)	(447,627)	(1,220,568)	(1,108,081)
	26,289,291	35,174,044	2,063,208	2,178,462	28,352,499	37,352,506

Cash and cash equivalents	12,766,486	22,155,680	168,930	355,529	12,935,416	22,511,209
Investments
Government-sponsored enterprise securities, at fair value	207,994,460	219,959,160	6,499,800	9,698,930	214,494,260	229,658,090
Mutual funds, at fair value	203	10,000,554	200,000	200,000	200,203	10,200,554
Total assets	$247,050,440	$287,289,438	$8,931,938	$12,432,921	$255,982,378	$299,722,359

Liabilities and Members' Equity (Net Assets)
Accrued operating expenses	$116,993	$145,587	$60,133	$50,011	$177,126	$195,598
Management fee payable to Managing Member	127,493	155,139	4,786	6,686	132,279	161,825
Support services fee payable	19,604	23,854	736	1,028	20,340	24,882
Servicing fee payable to selling agent	21,928	27,046	2,882	4,589	24,810	31,635
Withdrawals payable	4,445,785	14,926,716	460,489	555,579	4,906,274	15,482,295
Subscriptions received in advance	11,500,000	650,000	-	-	11,500,000	650,000
	16,231,803	15,928,342	529,026	617,893	16,760,829	16,546,235
Members' equity (net assets)	230,818,637	271,361,096	8,402,912	11,815,028	239,221,549	283,176,124

Total liabilities and members' equity (net assets)	$247,050,440	$287,289,438	$8,931,938	$12,432,921	$255,982,378	$299,722,359

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

September 30, 2013 (Unaudited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Net Unrealized		Net Unrealized		Net Unrealized
	Gain (Loss)	Percent of	Gain (Loss)	Percent of	Gain (Loss)	Percent of
	on Open	Members'	on Open	Members'	on Open	Members'
	Long Futures	Equity	Long Futures	Equity	Long Futures	Equity
	Contracts	(Net Assets)	Contracts	(Net Assets)	Contracts	(Net Assets)
Futures contracts
United States
Agriculture*	$(723,979)	(0.31)%	$(80,287)	(0.96)%	$(804,266)	(0.34)%
Energy*	(1,383,629)	(0.60)	-	-	(1,383,629)	(0.58)
Metals*	530,870	0.23	-	-	530,870	0.22
Total futures contracts - United States	(1,576,738)	(0.68)	(80,287)	(0.96)	(1,657,025)	(0.70)
Foreign
Agriculture*	(101,556)	(0.04)	(14,124)	(0.17)	(115,680)	(0.05)
Energy*	(640,350)	(0.28)	-	-	(640,350)	(0.27)
Metals*	1,192,487	0.52	-	-	1,192,487	0.50
Total futures contracts - Foreign	450,581	0.20	(14,124)	(0.17)	436,457	0.18
Total net unrealized loss on open futures contracts	$(1,126,157)	(0.48)%	$(94,411)	(1.13)%	$(1,220,568)	(0.52)%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.
The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

September 30, 2013 (Unaudited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
			Percent of			Percent of			Percent of
			Members'			Members'			Members'
Government-sponsored enterprise securities			Equity			Equity			Equity
United States	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)
U.S.Treasury Bills
$9,000,000 Treasury bill due 10/03/2013	$8,996,948	$9,000,000	3.90%	$-	$-	-%	$8,996,948	$9,000,000	3.76%
$14,000,000 Treasury bill due 10/17/2013	13,995,442	13,999,860	6.07	-	-	-	13,995,442	13,999,860	5.85
$20,000,000 Treasury bill due 10/31/2013	19,992,570	19,999,400	8.66	-	-	-	19,992,570	19,999,400	8.36
$40,000,000 Treasury bill due 11/07/2013	39,985,927	39,998,800	17.33	-	-	-	39,985,927	39,998,800	16.72
$30,000,000 Treasury bill due 12/12/2013	29,990,775	29,999,100	13.00	-	-	-	29,990,775	29,999,100	12.54
$500,000 Treasury bill due 12/12/2013	-	-	-	499,851	499,985	5.95	499,851	499,985	0.21
$5,500,000 Treasury bill due 12/26/2013	-	-	-	5,498,468	5,499,890	65.45	5,498,468	5,499,890	2.30
$75,000,000 Treasury bill due 12/26/2013	74,976,434	74,998,500	32.49	-	-	-	74,976,434	74,998,500	31.35
$20,000,000 Treasury bill due 02/13/2014	19,993,469	19,998,800	8.66	-	-	-	19,993,469	19,998,800	8.36
$500,000 Treasury bill due 03/27/2014	-	-	-	499,900	499,925	5.95	499,900	499,925	0.21
Total Government-sponsored enterprise securities	$207,931,565	$207,994,460	90.11%	$6,498,219	$6,499,800	77.35%	$214,429,784	$214,494,260	89.66%
Mutual funds
United States
Federated Government Obligations Fund
(203 shares)	$203	$203	** %	$-	$-	-%	$203	$203	** %
Federated Government Obligations Fund
(100,000 shares)	-	-	-	100,000	100,000	1.19	100,000	100,000	0.04
AIM Government & Agency Portfolio
Institutional (100,000 shares)	-	-	-	100,000	100,000	1.19	100,000	100,000	0.04
Total mutual funds	$203	$203	** %	$200,000	$200,000	2.38%	$200,203	$200,203	0.08%

** Represents less than 0.01% of members' equity (net assets).
The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

December 31, 2012 (Audited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Net Unrealized		Net Unrealized		Net Unrealized
	Gain (Loss)	Percent of	Gain (Loss)	Percent of	Gain (Loss)	Percent of
	on Open	Members'	on Open	Members'	on Open	Members'
	Long Futures	Equity	Long Futures	Equity	Long Futures	Equity
	Contracts	(Net Assets)	Contracts	(Net Assets)	Contracts	(Net Assets)
Futures contracts
United States
Agriculture	$(3,604,351)	(1.33)%	$-	-%	$(4,055,094)	(1.43)%
46 March 2013 CBOT Corn Contracts	-	-	(120,450)	(1.02)	-	-
40 March 2013 CBOT Wheat Contracts	-	-	(195,238)	(1.65)	-	-
Other*	-	-	(135,055)	(1.14)	-	-
Energy*	431,994	0.16	-	-	431,994	0.15
Metals*	(515,960)	(0.19)	-	-	(515,960)	(0.18)
Total futures contracts - United States	(3,688,317)	(1.36)	(450,743)	(3.81)	(4,139,060)	(1.46)
Foreign
Agriculture*	4,585	0.00	3,116	0.03	7,701	0.00
Energy*	141,040	0.05	-	-	141,040	0.05
Metals*	2,882,238	1.06	-	-	2,882,238	1.02
Total futures contracts - Foreign	3,027,863	1.12	3,116	0.03	3,030,979	1.07
Total net unrealized loss on open futures contracts	$(660,454)	(0.24)%	$(447,627)	(3.78)%	$(1,108,081)	(0.39)%
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

RICI® Linked - PAM Advisors Fund, LLC

Statements of Operations

For the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Total Index Series				Agricultural Sector Series				Total RICI® Linked - PAM Advisors Fund, LLC
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Realized and unrealized gains (losses) on investments
Realized gains (losses) on futures contracts	$4,844,875	$28,982,173	$(8,442,841)	$(115,951)	$(382,710)	$1,981,350	$(1,260,446)	$645,669	$4,462,165	$30,963,523	$(9,703,287)	$529,718
Realized gains on securities	46,374	28,663	191,679	98,216	3,438	2,360	8,845	5,788	49,812	31,023	200,524	104,004
Change in unrealized gains
(losses) on open futures contracts	5,702,034	1,686,734	(465,702)	15,821,062	368,809	(905,086)	353,215	355,515	6,070,843	781,648	(112,487)	16,176,577
Change in unrealized gains
(losses) on securities	2,856	60,704	(37,355)	65,648	(1,730)	1,466	(2,953)	1,128	1,126	62,170	(40,308)	66,776
Brokerage commissions	(110,876)	(116,346)	(378,711)	(403,083)	(4,773)	(5,118)	(19,587)	(20,171)	(115,649)	(121,464)	(398,298)	(423,254)
Net realized and unrealized
gain (loss) on investments	10,485,263	30,641,928	(9,132,930)	15,465,892	(16,966)	1,074,972	(920,926)	987,929	10,468,297	31,716,900	(10,053,856)	16,453,821

Investment income
Interest income	2,856	8,032	11,988	13,264	291	570	873	755	3,147	8,602	12,861	14,019
MF Global Recovery	-	2,190,574	-	2,190,574	-	48,811	-	48,811	-	2,239,385	-	2,239,385
	2,856	2,198,606	11,988	2,203,838	291	49,381	873	49,566	3,147	2,247,987	12,861	2,253,404
Expenses
Management fees	399,333	483,149	1,266,107	1,447,646	14,916	21,991	50,674	64,203	414,249	505,140	1,316,781	1,511,849
Operating expenses	121,969	105,634	343,414	338,731	12,979	12,726	41,418	39,861	134,948	118,360	384,832	378,592
Support services fee	61,403	74,291	194,680	222,594	2,294	3,380	7,792	9,872	63,697	77,671	202,472	232,466
Servicing fees	21,928	28,340	71,475	82,592	2,882	4,940	10,813	13,830	24,810	33,280	82,288	96,422
	604,633	691,414	1,875,676	2,091,563	33,071	43,037	110,697	127,766	637,704	734,451	1,986,373	2,219,329
Net investment income (loss)	(601,777)	1,507,192	(1,863,688)	112,275	(32,780)	6,344	(109,824)	(78,200)	(634,557)	1,513,536	(1,973,512)	34,075
Net income (loss)	$9,883,486	$32,149,120	$(10,996,618)	$15,578,167	$(49,746)	$1,081,316	$(1,030,750)	$909,729	$9,833,740	$33,230,436	$(12,027,368)	$16,487,896

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Statement of Changes in Members' Equity (Net Assets)

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Members' equity (net assets)
December 31, 2012	$38,321	$271,322,775	$271,361,096	$36,801	$11,778,227	$11,815,028	$75,122	$283,101,002	$283,176,124
Subscriptions, net	-	27,164,374	27,164,374	-	372,188	372,188	-	27,536,562	27,536,562
Withdrawals	-	(56,710,215)	(56,710,215)	-	(2,753,554)	(2,753,554)	-	(59,463,769)	(59,463,769)
Net loss	(1,377)	(10,995,241)	(10,996,618)	(3,238)	(1,027,512)	(1,030,750)	(4,615)	(12,022,753)	(12,027,368)

Members' equity (net assets)
September 30, 2013	$36,944	$230,781,693	$230,818,637	$33,563	$8,369,349	$8,402,912	$70,507	$239,151,042	$239,221,549

Members' equity (net assets)
December 31, 2011	$37,002	$292,989,365	$293,026,367	$35,511	$11,552,735	$11,588,246	$72,513	$304,542,100	$304,614,613
Subscriptions, net	-	47,988,598	47,988,598	-	2,618,709	2,618,709	-	50,607,307	50,607,307
Withdrawals	-	(60,988,544)	(60,988,544)	-	(2,100,419)	(2,100,419)	-	(63,088,963)	(63,088,963)
Net income	2,228	15,575,939	15,578,167	2,854	906,875	909,729	5,082	16,482,814	16,487,896

Members' equity (net assets)
September 30, 2012	$39,230	$295,565,358	$295,604,588	$38,365	$12,977,900	$13,016,265	$77,595	$308,543,258	$308,620,853

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

The FASB provides guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements.  The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  Through September 30, 2013 management has determined that there are no material uncertain income tax positions.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Description	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1

Equity in broker trading
account
Futures contracts	$(1,126,157)	$(660,454)	$(94,411)	$(447,627)	$(1,220,568)	$(1,108,081)
Cash and cash equivalents
Money market funds	385,440	11,779,729	127,578	309,127	513,018	12,088,856
Investments
Government-sponsored
enterprise securities	207,994,460	219,959,160	6,499,800	9,698,930	214,494,260	229,658,090
Mutual funds	203	10,000,554	200,000	200,000	200,203	10,200,554
	$207,253,946	$241,078,989	$6,732,967	$9,760,430	$213,986,913	$250,839,419

Note 2.Fair Value of Financial Instruments (Continued)

At September 30, 2013 and December 31, 2012 the Company had no Level 2 or Level 3 assets or liabilities.  The Company assesses the levels or assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstance that caused the transfer.  There was no transfer among Levels 1, 2 and 3 during the period ended September 30, 2013 and year ended December 31, 2012.

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

Total Index Series

As of September 30, 2013 and December 31, 2012 the Total Index Series’ derivative contracts had the following impact on the statement of financial condition:

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	September 30, 2013	September 30, 2013	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$1,414,118	$(2,239,653)	$(825,535)
Energy			-	(2,023,979)	(2,023,979)
Metals			2,071,482	(348,125)	1,723,357

			$3,485,600	$(4,611,757)	$(1,126,157)

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	December 31, 2012	December 31, 2012	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$1,123,319	$(4,723,085)	$(3,599,766)
Energy			924,732	(351,698)	573,034
Metals			3,996,960	(1,630,682)	2,366,278

			$6,045,011	$(6,705,465)	$(660,454)

Note 3.Derivative Instruments (Continued)

For the three and nine months ended September 30, 2013 and 2012 the Total Index Series’ derivative contracts had the following impact on the statement of operations:

		Nine months ended September 30, 2013
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(10,466,220)	$2,774,230	$(7,691,990)
Energy		10,055,321	(2,597,013)	7,458,308
Metals		(8,031,942)	(642,919)	(8,674,861)

		$(8,442,841)	$(465,702)	$(8,908,543)

		Nine months ended September 30, 2012
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$7,144,320	$(5,641,799)	$1,502,521
Energy		(639,287)	6,518,371	5,879,084
Metals		(6,620,984)	14,944,490	8,323,506

		$(115,951)	$15,821,062	$15,705,111

		Three months ended September 30, 2013
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(3,245,352)	$3,148,387	$(96,965)
Energy		9,783,786	(2,124,208)	7,659,578
Metals		(1,693,559)	4,677,855	2,984,296

		$4,844,875	$5,702,034	$10,546,909

		Three months ended September 30, 2012
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$14,544,930	$(6,741,669)	$7,803,261
Energy		19,182,830	(3,997,556)	15,185,274
Metals		(4,745,587)	12,425,959	7,680,372

		$28,982,173	$1,686,734	$30,668,907

For the nine months ended September 30, 2013 and 2012, the monthly average number of futures contracts bought and sold was approximately 6,675 and 8,033, respectively.

Note 3.  Derivative Instruments (Continued)

Agricultural Sector Series

As of September 30, 2013 and December 31, 2012, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of financial condition:

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	September 30, 2013	September 30, 2013	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$140,589	$(235,000)	$(94,411)
Energy			-	-	-
Metals			-	-	-

			$140,589	$(235,000)	$(94,411)

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	December 31, 2012	December 31, 2012	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$143,072	$(590,699)	$(447,627)
Energy			-	-	-
Metals			-	-	-

			$143,072	$(590,699)	$(447,627)

For the three and nine months ended September 30, 2013 and 2012, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of operations:

		Nine months ended September 30, 2013
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(1,260,446)	$353,215	$(907,231)
Energy		-	-	-
Metals		-	-	-

		$(1,260,446)	$353,215	$(907,231)

		Nine months ended September 30, 2012
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$645,669	$355,515	$1,001,184
Energy		-	-	-
Metals		-	-	-

		$645,669	$355,515	$1,001,184

Note 3. Derivative Instruments (Continued)

		Three months ended September 30, 2013
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(382,710)	$368,809	$(13,901)
Energy		-	-	-
Metals		-	-	-

		$(382,710)	$368,809	$(13,901)

		Three months ended September 30, 2012
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$1,981,350	$(905,086)	$1,076,264
Energy		-	-	-
Metals		-	-	-

		$1,981,350	$(905,086)	$1,076,264

For the nine months ended September 30, 2013 and 2012, the monthly average number of futures contracts bought and sold was approximately 354 and 477, respectively.

Note 4.Equity in Broker Trading Account

Cash and financial instruments held at the Company’s clearing brokers collateralize amounts due to the clearing brokers, if any, and may serve to satisfy regulatory or clearing broker margin requirements.  The Company earns interest on its assets deposited with brokers.  At September 30, 2013 and December 31, 2012, the following amounts of cash were held at clearing brokers to satisfy margin requirements.

	September 30, 2013	December 31, 2012

Total Index Series	$12,974,233	$15,239,677
Agricultural Sector Series	460,197	624,564

Note 5.MF Global Recovery

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

In September 2012, based on the current information regarding the bankruptcy proceedings, the Company wrote up the receivable by $2,239,385. On November 1, 2012, the Company sold its MF Global claims for both the Total Index Series and the Agricultural Sector Series.  The sale amount of the claims was booked on October 31, 2012 and the proceeds were received on November 2, 2012 for the Total Index Series and the Agricultural Sector Series in the amount of $16,047,085 and $1,339,829, respectively. After the sale of the MF Global claims, the final net loss was $1,642,019 for the Total Index Series and $139,215 for the Agricultural Sector Series.

Note  6.Subscriptions, Withdrawals, and Distributions

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

Note 7.The Managing Member

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

Note 8.Fees and Expenses

Each Series pays the Managing Member a monthly management fee of 0.054167 percent of the month-end Net Asset Value of each non-managing member's capital account in the Company (0.65 percent per annum).  The Managing Member may waive or reduce its management fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction. There were no waived management fees for the nine months ended September 30, 2013 and 2012.

The management fees for the three and nine months ended September 30, 2013 and 2012 were as follows and are reflected in the statements of operations.

	Nine months ended
	September 30, 2013	September 30, 2012

Total Index Series	$1,266,107	$1,447,646
Agricultural Sector Series	50,674	64,203
The Company	$1,316,781	$1,511,849

	Three months ended
	September 30, 2013	September 30, 2012

Total Index Series	$399,333	$483,149
Agricultural Sector Series	14,916	21,991
The Company	$414,249	$505,140

Note 8.  Fees and Expenses (Continued)

Non-managing members in the Company introduced by their respective selling agents may be charged a monthly service fee of 0.0833 percent (1 percent per annum) payable to the selling agent.  They may also be charged an upfront sales fee of up to one percent of the subscriptions amount that is deducted from the subscription proceeds and paid to the applicable selling agent, if any.  For the three and nine months ended September 30, 2013 and 2012 subscriptions are net of the following amounts in sales fees that were charged to applicable non-managing members.

	Nine months ended
	September 30, 2013	September 30, 2012

Total Index Series	$4,125	$8,910
Agricultural Sector Series	1,550	5,350
The Company	$5,675	$14,260

	Three months ended
	September 30, 2013	September 30, 2012

Total Index Series	$125	$5,910
Agricultural Sector Series	400	750
The Company	$525	$6,660

Non-managing members introduced through qualified advisors, including the marketing representative, Uhlmann Price Securities, LLC, will not be charged a service fee.  Uhlmann Price Securities, LLC, an affiliate of the Managing Member, will be paid its introducing fee by the Managing Member without reimbursement from the Company. The Company incurred the following amount of servicing fees to the selling agents during the three and nine months ended September 30, 2013 and 2012, respectively.

	Nine months ended
	September 30, 2013	September 30, 2012

Total Index Series	$71,475	$82,592
Agricultural Sector Series	10,813	13,830
The Company	$82,288	$96,422

	Three months ended
	September 30, 2013	September 30, 2012

Total Index Series	$21,928	$28,340
Agricultural Sector Series	2,882	4,940
The Company	$24,810	$33,280

Note 8.  Fees and Expenses (Continued)

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

The Company incurred the following amount of support services fees during the three and nine months ended September 30, 2013 and 2012, respectively.

	Nine months ended
	September 30, 2013	September 30, 2012

Total Index Series	$194,680	$222,594
Agricultural Sector Series	7,792	9,872
The Company	$202,472	$232,466

	Three months ended
	September 30, 2013	September 30, 2012

Total Index Series	$61,403	$74,291
Agricultural Sector Series	2,294	3,380
The Company	$63,697	$77,671

Note 9.Trading Activities and Related Risks

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

Note 9.Trading Activities and Related Risks (Continued)

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

Note 10.Financial Highlights

Financial highlights for non-managing members of the Company for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Total Index Series		Agricultural Sector Series
	Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total Return	(4.16)%	5.43%	(9.40)%	7.37%
Ratios to average members' equity
(net assets)
Total expenses (1) (3)	0.96%	0.95%	1.41%	1.30%
Net investment gain (loss) (2) (3)	(0.95)%	0.05%	(1.39)%	(0.80)%

	Total Index Series		Agricultural Sector Series
	Three months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total Return	3.99%	11.80%	(0.50)%	8.36%
Ratios to average members' equity
(net assets)
Total expenses (1) (3)	1.00%	0.97%	1.44%	1.31%
Net investment gain (loss) (2) (3)	(0.99)%	2.10%	(1.43)%	0.19%

 (1) The ratio of operating expenses to average members’ equity (net asset) values does not include brokerage commissions.

(2)  Net investment loss does not include net realized and unrealized gains and losses and the related brokerage commissions of the Series.

(3)  Annualized.

Each ratio is calculated for the non-managing members taken as a whole. Total return is based on the change in value during the period of a theoretical investment made in each Series at the beginning of each calendar month during the period. The computation of an individual non-managing member’s ratios may vary from the ratios calculated above based on any fee waivers,  the timing of capital transactions in participation of gains or losses resulting from MF Global.

The total returns and ratios exclude the effects of any 1 percent sales fees charged by the selling agents.

Note 11.Indemnifications

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

Note 12.Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2013, the statements of operations for the three and nine months ended September 30, 2013 and 2012 and changes in members’ equity (net assets) for the nine months ended September 30, 2013 and 2012 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of September 30, 2013, results of operations for the three and nine months ended September 30, 2013 and 2012 and changes in members’ equity (net assets) for the nine months ended September 30, 2013 and 2012.  The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2012 Form 10-K as filed with the SEC.

Note 13.Subsequent Events

The Company’s management evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

Subsequent to September 30, 2013,  subscriptions and withdrawals of interests were as follows:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals
October	$11,500,000	$(3,055,971)	$-	$(150,388)	$11,500,000	$(3,206,359)
November	-	-	47,262	-	47,262	-

Total	$11,500,000	$(3,055,971)	$47,262	$(150,388)	$11,547,262	$(3,206,359)

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY

Approximately 90% of the Company’s assets, excluding the assets used to satisfy margin requirements, are invested in U.S. government securities, including securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission (CFTC) -authorized investments and certain other money market instruments at one or more federally chartered U.S. banking institutions.  The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses.  Price Asset Management, Inc. (the Managing Member) will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the futures trading, the Company’s assets are highly liquid and are expected to remain so.  During its operations through September 30, 2013, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

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

Three Months ended September 30, 2013

Total Index Series

During the third quarter of 2013, the Total Index Series achieved a net realized and unrealized gain of $10,485,263 from its trading operations, which is net of brokerage commissions of $110,876.  The Total Index Series incurred total expenses of $604,633 including $399,333 in Management Fees (paid to the Managing Member), $21,928 in Servicing Fees (paid to selling agents), $121,969 in operating expenses, and $61,403 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Total Index series earned $2,856 in interest income.  An analysis of trading gains and losses by market sector is as follows:

Sector	Percentage Gain (Loss)
Agricultural	(0.04)%
Energy	3.18%
Metals	1.24%

Total Portfolio	4.38%

The Total Index Series posted a net gain of 3.35% in July. The energy and metals sectors posted gains of 3.15% and 0.50%, respectively and the agricultural sector posted a net loss of (0.30)%  Highest grossing commodities for the Total Index Series’ performance in July were orange juice, RBOB gasoline, palladium, cocoa and crude oil.

The Total Index Series posted a gain of 3.42% in August. All three sectors, agricultural, energy and metals posted gains of 0.52%, 1.93% and 0.97%, respectively.  Highest grossing commodities for the Total Index Series’ performance in August were silver, soybean meal, soybeans, rubber and platinum.

The Total Index Series posted a net loss of (2.38)% in September. All three sectors, agricultural, energy and metals posted a loss of (0.26)%,  (1.89)% and (0.23)%, respectively.  The highest grossing commodities for the Total Index Series’ performance in September were tin, lumber, sugar, cocoa and milling wheat.

Agricultural Sector Series

During the third quarter of 2013, the Agricultural Sector Series achieved a net realized and unrealized loss of $16,966 from its trading operations, which is net of brokerage commissions of $4,773.  The Agricultural Sector Series incurred total expenses of $33,071, including $14,916 in Management Fees (paid to the Managing Member), $2,882 in Servicing Fees (paid to selling agents), $12,979 in operating expenses, and $2,294 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Agricultural Sector Series earned $291 in interest income.

The Agricultural Sector Series posted a net loss of (1.02)% in July. Highest grossing commodities for the Agricultural Sector Series’ performance in July were orange juice, cocoa, robusta coffee, lumber and rubber.

The Agricultural Sector Series posted a net gain of 1.35% in August. Highest grossing commodities for the Agricultural Sector Series’ performance in August were soybean meal, soybeans, rubber, rapeseed and lean hogs.

The Agricultural Sector Series posted a net loss of (0.81)% in September. Highest grossing commodities for the Agricultural Sector Series’ performance in September were lumber, sugar, cocoa, milling wheat and  hard red winter wheat.

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

CONTRACTUAL OBLIGATIONS

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts.  All such contracts are settled by offset, not delivery.  The Financial Statements of the Company present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the open futures and other investments at September 30, 2013 (unaudited) and December 31, 2012.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Total Index Series’ open positions by market category for the quarter ended September 30, 2013 and fiscal year ended December 31, 2012.  During the quarter ended September 30, 2013 and the fiscal year ended December 31, 2012, the Total Index Series’ average total capitalization was approximately $247,157,554 and $286,876,280, respectively.

Total Index Series
Three Months Ended September 30, 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$12.99	5.5%	$13.38	$12.62

Fiscal Year Ended December 31, 2012
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$16.48	5.7%	$18.80	$13.98

Average, highest and lowest Value at Risk amounts relate to the quarter end amounts during the relevant period. Average Capitalization is the average of the Total Index Series’ capitalization at the end of each month during the relevant period. Dollar amounts represent millions of dollars.

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Agricultural Sector Series’ open positions by market category for the quarter ended September 30, 2013 and fiscal year ended December 31, 2012.  During the quarter ended September 30, 2013 and the fiscal year ended December 31, 2012, the Agricultural Sector Series’ average total capitalization was approximately $10,053,223 and $12,848,115, respectively.

Agricultural Sector Series
Three Months Ended September 30, 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.49	5.5%	$0.52	$0.45

Fiscal Year Ended December 31, 2012
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.67	5.2%	$0.72	$0.59

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

ITEM 4.CONTROLS AND PROCEDURES

The Managing Member, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Company and each Series as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Company and each Series.

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

Item 1.Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 30, 2013.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2013, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: July: $2,127,000;  August: $1,580,000; and September: $24,875.

During the third fiscal quarter of 2013, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts: July: $39,601; August: $0; and September: $0.

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

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended September 30, 2013:

Total Index Series
Date of Closing	Total Amount of Withdrawals
July 31, 2013	$8,137,117
August 31, 2013	$10,332,702
September 30, 2013	$4,445,786

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended September 30, 2013:

Agricultural Sector Series
Date of Closing	Total Amount of Withdrawals
July 31, 2013	$550,186
August 31, 2013	$227,000
September 30, 2013	$460,489

Item 3.Defaults upon Senior Securities

Not applicable.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2013, filed with the SEC on  November 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Statements of Financial Condition as of September 30, 2013 and December 31, 2012, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended September 30, 2013 and September 30, 2012; (iii) the Unaudited Condensed Schedule of Investments as of September 30, 2013 and December 31, 2012; (iv) the Unaudited Statements of Changes in Members’ Equity as of September 30, 2013 and September, 2012, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013	RICI® Linked – PAM Advisors Fund, LLC
(Registrant)

By: Price Asset Management, Inc.
Managing Member

By: /s/ John D. Reese
John D. Reese
Principal Executive Officer

By: /s/ Maura A. Clark
Maura A. Clark
Principal Financial Officer

Table of Contents

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3
32.1	Section 1350 Certification of Principal Executive Officer	E-4
32.2	Section 1350 Certification of Principal Financial Officer	E-5
101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2013, filed with the SEC on  November 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Statements of Financial Condition as of September 30, 2013 and December 31, 2012, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended September 30, 2013 and September 30, 2012; (iii) the Unaudited Condensed Schedule of Investments as of September 30, 2013 and December 31, 2012; (iv) the Unaudited Statements of Changes in Members’ Equity as of September 30, 2013 and September 30, 2012, and (v) Notes to Unaudited Consolidated Financial Statements.