Form 10-K
period 2013-12-31
RICI Linked - PAM Advisors Fund, LLC
filed 2014-03-28
CIK 1462567

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]Accelerated Filer [  ]                                                                                         Non-accelerated filer  [X] (do not check if a smaller reporting company)    Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [   ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2013, 2012 and 2011 and Report of  Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2013, is incorporated by reference into Part I Item 1, Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

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

As of February 28, 2014, the aggregate net asset value of the Total Index Series was $227,526,051 and the aggregate net asset value of the Agricultural Sector Series was $7,259,615.  The Company’s fiscal year ends on December 31.

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

(c)   Narrative description of business

General

The assets of the Company are managed by PAM to replicate, as closely as possible, the positions represented by the Rogers International Commodity Index®  (the “Index”), or a specific sub-sector of the Index (each, a “Sub-Index”).  The Index is a composite, U.S. dollar-based, total return index created by James Beeland Rogers, Jr. (“Mr. Rogers”) in July 1998. The Index was designed to meet the need for consistent investing in a broad based international vehicle; it represents the value of a basket of commodities consumed in the global economy, including agricultural, energy and metal products.  The Index is tracked via futures contracts on 37 different exchange-traded physical commodities, quoted in four currencies, listed on nine exchanges in six countries and weighted based on an assessment of each commodity’s relative importance to international commerce.  The specific components and weighting of the Index are determined by Mr. Rogers and a committee consisting of representatives of a number of providers and/or distributors of investment products linked to the Index (the “RICI® Committee”), although Mr. Rogers is the final arbiter with respect to any changes of the Index’s components or their weightings.   Each Sub-Index consists of between six and twenty-two commodity futures contracts, weighted within such Sub-Index as is reflected by the weighting of each such component within the Index as a whole.  For example, if corn represents 4.75% of the Index and agricultural commodities together represent 34.9% of the Index, corn will represent 13.61% of the agricultural Sub-Index.

The assets of the Company generally consist of cash, cash equivalents with maturities of three months or less at date of acquisition, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other investments authorized by the Commodity Futures Trading Commission (“CFTC”), shares of money market mutual funds, certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits) and, to replicate the Index or Sub-Index, as appropriate, futures contracts listed and actively traded on domestic and foreign regulated futures exchanges.  The assets could also include over-the-counter forward contracts and swaps in lieu of corresponding futures contracts if PAM, in its sole discretion, decides that such substitution is in the best interests of the Company.  The Company may also trade currency forward contracts in connection with hedging the Company’s currency exchange rate risk related to the Company’s non-U.S. dollar denominated futures positions.  PAM has authority over the Company’s assets to trade in the futures, forward and swap markets.  ADM Investor Services,  Inc. (“ADM”) and RBC Capital Markets, LLC (“RBC”) currently serve as the clearing brokers of the Company and Price Futures Group, Inc. (“Price”), an introducing broker registered with the CFTC, serves as introducing broker.

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

Each Series pays the Managing Member in respect of each Member in the Series, monthly in arrears, a management fee equal to 0.054167 of 1% of the month-end net asset value of each Member’s capital account in a Series (a 0.65% annual rate).   Each Series pays the Managing Member in respect of each Member in the Series, monthly in arrears, a support services fee equal to 0.0083 of 1% of the month-end net asset value of each Member’s capital account in a Series (a 0.10% annual rate).  Non-managing members introduced by an approved selling agent (a “Selling Agent”) will be charged a monthly servicing fee of up to 1% per annum as agreed, or as otherwise agreed, between the Member and such Member’s Selling Agent.  Each Series pays commodity brokerage commissions to the clearing broker of an average of approximately $12 per round-turn commodity futures contract, inclusive of execution costs and exchange and regulatory fees, however higher rates may apply for certain domestic contracts and on certain foreign exchanges.  PAM anticipates that the brokerage expense of each Series will not exceed 0.25% of such Series’ average month-end net asset value per year.  Each Series bears its direct operating, offering and organizational expenses, including legal, accounting and administrative expenses (including the fees and expenses of any administrative service providers), audit and tax preparation expenses, expenses associated with the administration of such Series, printing and mailing costs, government fees and taxes and any other operating expenses, including, but not limited to, any extraordinary charges incidental to its trading or the cost of any litigation in which it may become engaged.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.  The CFTC has proposed a position limits rule covering 28 so-called “exempt” (i.e., metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts.  This proposed rule has not been finalized and is not yet effective.    All accounts controlled by the Managing Member are combined for speculative position limit purposes.  The Managing Member believes, if the CFTC’s position limit rule covering exempt commodities becomes effective, that the limits are sufficiently large that they should not restrict any Series.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), enacted in 2010, mandates that a substantial portion of over-the-counter derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses.  The mandates imposed by the Reform Act may result in the Company bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees in connection with any forward or swap positions entered by the Company.

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

Failure of Brokerage Firms and Forward and Swaps Market Participants.     The CEA requires a clearing broker to segregate all funds received from such broker’s customers in respect of futures (but not forward) transactions from such broker’s proprietary funds.  If any of a Series’ commodity brokers were not to do so to the full extent required by law, or in the event of a substantial default by one or more of such broker’s other customers, the assets of a Series might not be fully protected in the event of the bankruptcy of such broker.  Furthermore, in the event of such a bankruptcy, a Series would be limited to recovering only a pro rata share of all available funds segregated on behalf of the affected commodity broker’s combined customer accounts, even though certain property specifically traceable to a Series (for example, U.S. Treasury bills or cash deposited by a Series with such broker) was held by such broker, and customer funds held by a broker in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.  Commodity broker bankruptcies have occurred in which customers were not able to recover from the broker’s estate the full amount of their funds on deposit with such broker and owing to them, and it is possible in a commodity broker bankruptcy that customers recover nothing.  Commodity broker bankruptcies are not insured by any governmental agency, and Members would not have the benefit of any protection such as that afforded customers of bankrupt securities broker-dealers by the Securities Investor Protection Corporation (“SIPC”).

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

Forwards, Swaps and Other Derivatives are Subject to Varying CFTC Regulation. The Reform Act requires that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Over-the-counter trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC- or CFTC-mandated margin requirements.  The regulators also have broad discretion to impose margin requirements on non-cleared over-the-counter derivatives.  Over-the-counter derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as they currently are allowed to do.  This will further increase the dealers’ costs, which costs are expected to be passed through to other market participants in the form of higher fees and less favorable dealer marks.

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

Item 1B.Unresolved Staff Comments

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

(b)   Holders

As of February 28, 2014, there were 996 holders of Total Index Series Interests, 70 holders of Agricultural Sector Series Interests, 0 holders of Energy Sector Series Interests and 0 holders of Metal Sector Series Interests.

(c)   Dividends

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)   Recent Sales of Unregistered Securities

The Company uses proceeds from sales of securities for futures trading.

During the last fiscal quarter of 2013, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: October – $11,500,000, November – $0 and December –$1,396,729.

During the last fiscal quarter of 2013, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts:  October – $0, November – $46,970 and December – $0.

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

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended December 31, 2013:

Date of Closing	Total Amount of Withdrawals
October 31, 2013	$3,055,971
November 30, 2013	$8,865,416
December 31, 2013	$6,271,310

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended December 31, 2013:

50,388
Date of Closing	Total Amount of Withdrawals
October 31, 2013	$150,388
November 30, 2013	$948,849
December 31, 2013	$8,532

Item 6.   Selected Financial Data

The following selected financial data of the Total Index Series, the Agricultural Sector Series, the Energy Sector Series and the Company as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is derived from the financial statements that have been audited by McGladrey LLP, formerly McGladrey & Pullen, LLP (“McGladrey”), independent auditors.  This financial data should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Prospectus and with Management's Discussion and Analysis of Results of Operations and Financial Condition which follows.

Selected Financial Data
For the years ended December 31, 2013, 2012, 2011, 2010 & 2009
Total Index Series

	For the Year ended	For the Year ended	For the Year ended	For the Year ended	For the Year ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Revenue
Net realized and unrealized
gains (losses)	$(12,145,182)	$5,902,364	$(21,538,929)	$56,542,242	$32,241,779
Interest income	16,265	22,159	34,465	102,472	415,529
MF Global gain (loss)	-	5,688,660	(7,330,679)	-	-
Expenses
Administrative expenses	781,660	850,448	939,644	706,839	562,888
Brokerage commissions	493,450	528,501	577,517	486,898	313,291
Management fees	1,643,869	1,916,415	2,194,951	1,568,683	829,571
Net Income (Loss)	$(15,047,896)	$8,317,819	$(32,547,255)	$53,882,294	$30,951,558
Net Assets	$221,471,391	$271,361,096	$293,026,367	$325,618,371	$181,692,173

Selected Financial Data
For the years ended December 31, 2013, 2012, 2011, 2010 & 2009
Agricultural Sector Series

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenue
Net realized and unrealized
gains (losses)	$(1,169,084)	$247,924	$(2,781,852)	$4,792,177	$703,545
Interest income	1,202	1,291	1,752	4,957	65,416
MF Global gain (loss)	-	347,629	(486,844)	-	-
Expenses
Administrative expenses	78,093	84,918	97,824	80,571	62,372
Brokerage commissions	24,601	27,763	34,806	43,746	36,711
Management fees	63,278	84,882	106,704	107,078	74,543
Net Income (Loss)	$(1,333,854)	$399,281	$(3,506,278)	$4,565,739	$595,335
Net Assets	$7,039,008	$11,815,028	$11,588,246	$17,558,469	$10,104,050

Selected Financial Data
For the years ended December 31, 2013, 2012, 2011, 2010 & 2009
Energy Sector Series

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenue
Net realized and unrealized
gains (losses)	$-	$-	$-	$(204,828)	$-
Interest income	-	-	-	883	-
Expenses
Administrative expenses	-	-	-	15,784	-
Brokerage commissions	-	-	-	3,433	-
Management fees	-	-	-	10,726	-
Net Income (Loss)	$-	$-	$-	$(233,888)	$-
Net Assets	$-	$-	$-	$-	$-

* The Energy Sector Series commenced operations on January 1, 2010 but ceased operations after paying out withdrawal proceeds with respect to the July 31, 2010 withdrawal date.

Selected Financial Data
For the years ended December 31, 2013, 2012, 2011, 2010 & 2009
RICI Linked - PAM Advisors LLC

	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the Year ended December 31, 2009
Revenue
Net realized and unrealized
gains (losses)	$(13,314,266)	$6,150,288	$(24,320,781)	$61,129,591	$32,945,324
Interest income	17,467	23,450	36,217	108,312	480,945
MF Global gain (loss)	-	6,036,289	(7,817,523)	-	-
Expenses
Administrative expenses	859,753	935,366	1,037,468	803,194	625,260
Brokerage commissions	518,051	556,264	612,323	534,077	350,002
Management fees	1,707,147	2,001,297	2,301,655	1,686,487	904,114
Net Income (Loss)	$(16,381,750)	$8,717,100	$(36,053,533)	$58,214,145	$31,546,893
Net Assets	$228,510,399	$283,176,124	$304,614,613	$343,176,840	$191,796,223

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Company generally holds approximately 90% of its assets as cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions.  The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses.  The Managing Member will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Company’s futures trading, the Company’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2013, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

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

Three Months ended December 31, 2013

Total Index Series

During the fourth quarter of 2013, the Total Index Series achieved a net realized and unrealized loss of $3,505,903 from its trading operations, which is net of brokerage commissions of $114,738.  The Total Index Series incurred total expenses of $549,852 including $377,762 in Management Fees (paid to the Managing Member), $20,226 in Servicing Fees (paid to selling agents), $93,790 in operating expenses, and $58,085 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Total Index Series earned $4,277 in interest income.  An analysis of trading gains and losses by market sector is as follows:

Sector	Percentage Gain (Loss)
Agricultural	(1.22)%
Energy	0.40%
Metals	(0.60)%

Total Portfolio	(1.42)%

The Total Index Series posted a net loss of (1.89)% in October. The agricultural and energy sectors posted losses of (.90)% and (1.12)%, respectively and the metals sector posted a net gain of 0.13%  Highest grossing commodities for the Total Index Series’ performance in October were milk, nickel, milling wheat, lumber and oats.

The Total Index Series posted a net loss of (1.21)% in November. The energy and metals sectors posted losses of (.34)% and (1.14)%, respectively and the agricultural sector posted a net gain of 0.27%.  Highest grossing commodities for the Total Index Series’ performance in November were orange juice, robusta coffee, soybean meal, natural gas and oats.

The Total Index Series posted a net gain of 1.68% in December. The energy and metals sectors posted gains of 1.86% and 0.41%, respectively and the agricultural sector posted a net loss of (0.59)%.  The highest grossing commodities for the Total Index Series’ performance in December were zinc, milk, natural gas, oats and cotton.

Agricultural Sector Series

During the fourth quarter of 2013, the Agricultural Sector Series achieved a net realized and unrealized loss of $272,760 from its trading operations, which is net of brokerage commissions of $5,014.  The Agricultural Sector Series incurred total expenses of $30,673, including $12,603 in Management Fees (paid to the Managing Member), $2,539 in Servicing Fees (paid to selling agents), $13,595 in operating expenses, and $1,937 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Agricultural Sector Series earned $329 in interest income.

The Agricultural Sector Series posted a net loss of (2.67)% in October. Highest grossing commodities for the Agricultural Sector Series’ performance in October were milk, milling wheat, lumber, oats and lean hogs.

The Agricultural Sector Series posted a net gain of 0.58% in November. Highest grossing commodities for the Agricultural Sector Series’ performance in November were orange juice, robusta coffee, oats, soybean meal and soybeans.

The Agricultural Sector Series posted a net loss of (1.76)% in December. Highest grossing commodities for the Agricultural Sector Series’ performance in December were milk, oats, cotton, robusta coffee and rubber.

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

              The Total Index Series posted a net loss of (3.72)% in April.  All three sectors, agricultural, energy and metals, posted losses of (0.15)%, (2.19)% and (1.38)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in April were hard red winter wheat, natural gas, cocoa, soft red winter wheat and orange juice.

The Total Index Series posted a net loss of (1.71)% in May.  The metals sector posted a gain of .03% while the agricultural and energy sectors posted losses of (.77)% and (.97)%, respectively. Highest grossing commodities for the Total Index Series’ performance in May were lead, soybean meal, soybeans, orange juice and palladium.

The Total Index Series posted a net loss of (2.31)% in June.  The energy sector posted a gain of 1.02% while the agricultural and metals sectors posted losses of (1.49)% and (1.84)%, respectively. Highest grossing commodities for the Total Index Series’ performance in June were corn, oats, soybean meal, soft red winter wheat and natural gas.

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

The Total Index Series posted a net gain of .39% in March. The energy sector posted a net gain of 1.53%, and the agricultural and metals sector posted a net loss of (.44)% and (.70)%, respectively.   Highest grossing commodities for the Total Index Series’ performance in March were natural gas, orange juice, crude oil, oats and palladium.

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

Contractual Obligations

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts.  All such contracts are settled by offset, not delivery.  The Financial Statements of the Company present Condensed Schedules of Investments setting forth net unrealized appreciation (depreciation) of the Company’s open futures and other investments at December 31, 2013 and 2012.

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

The Company’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Company’s open positions by market category for each Series for the fiscal year ended December 31, 2013 and 2012.

As of December 31, 2013, the Total Index Series’ total capitalization was $221,471,391.

Total Index Series
Fiscal Year Ended December 31, 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$ 13.01	5.3%	$ 14.36	$ 11.15

As of December 31, 2012, the Total Index Series’ total capitalization was $271,361,096.

Total Index Series
Fiscal Year Ended December 31, 2012
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$ 16.48	5.7%	$ 18.80	$ 13.98

Average, highest and lowest Value at Risk amounts relate to the month-end amounts during the fiscal year.  Average Capitalization is the average of the Total Index Series’ capitalization at the end of each month during the fiscal year.  Dollar amounts represent millions of dollars.

As of December 31, 2013, the Agricultural Sector Series’ total capitalization was $7,039,008.

Agricultural Sector Series
Agricultural Sector Series
Fiscal Year Ended December 31, 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$ 0.59	5.3%	$ 0.72	$ 0.36

As of December 31, 2012, the Agricultural Sector Series’ total capitalization was $11,815,028.

Agricultural Sector Series
Fiscal Year Ended December 31, 2012
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$ 0.67	5.2%	$ 0.72	$ 0.59

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

The following were the primary trading risk exposures of the Company as of December 31, 2013 by market sector.

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

Item 8.   Financial Statements and Supplementary Data

The Company’s financial statements as required by this item, for the fiscal years ended December 31, 2013, 2012 and 2011 are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012.  This information has not been audited.  However, in the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made.  Interim results are subject to significant seasonal variations and are not indicative of the results of operations to be expected for a full fiscal year.

Financial Statements and Supplementary Data - Unaudited
Total Index Series

	Fourth Quarter 2013	Third Quarter 2013	Second Quarter 2013	First Quarter 2013
Revenue
Total net realized and unrealized gains (losses)	$(3,390,965)	$10,596,139	$(19,786,024)	$435,668
Interest income	4,277	2,856	3,629	5,503
Expenses
Administrative expenses	172,090	205,300	195,473	208,797
Brokerage commissions	114,738	110,876	146,973	120,863
Management fees	377,762	399,333	408,277	458,497
Net Income (Loss)	$(4,051,278)	$9,883,486	$(20,533,118)	$(346,986)

	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	First Quarter 2012
Revenue
Total net realized and unrealized gains (losses)	$(9,966,610)	$30,858,274	$(30,000,932)	$15,111,632
Interest income	8,894	8,032	4,866	366
MF Global gain (loss)	3,498,086	2,190,574	-	-
Expenses
Administrative expenses	206,530	208,265	210,623	225,030
Brokerage commissions	125,418	116,346	136,264	150,473
Management fees	468,770	483,149	460,154	504,342
Net Income (Loss)	$(7,260,347)	$32,249,120	$(30,803,107)	$14,232,153

Financial Statements and Supplementary Data - Unaudited
Agricultural Sector Series

	Fourth Quarter 2013	Third Quarter 2013	Second Quarter 2013	First Quarter 2013
Revenue
Total net realized and unrealized gains (losses)	$(267,746)	$(12,193)	$(706,157)	$(182,988)
Interest income	329	291	320	262
Expenses
Administrative expenses	18,070	18,155	21,373	20,495
Brokerage commissions	5,015	4,773	8,323	6,491
Management fees	12,602	14,916	16,568	19,191
Net Income (Loss)	$(303,104)	$(49,746)	$(752,101)	$(228,903)

	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	First Quarter 2012
Revenue
Total net realized and unrealized gains (losses)	$(760,414)	$1,080,090	$(319,236)	$247,245
Interest income	536	570	411	(227)
MF Global gain (loss)	298,818	48,811	-	-
Expenses
Administrative expenses	21,357	21,046	21,283	21,232
Brokerage commissions	7,592	5,118	7,900	7,152
Management fees	20,679	21,991	21,267	20,945
Net Income (Loss)	$(510,688)	$1,081,316	$(369,275)	$197,689

Financial Statements and Supplementary Data - Unaudited
RICI® Linked - PAM Advisors Fund, LLC

	Fourth Quarter 2013	Third Quarter 2013	Second Quarter 2013	First Quarter 2013
Revenue
Total net realized and unrealized gains (losses)	$(3,658,710)	$10,583,946	$(20,492,181)	$252,680
Interest income	4,606	3,147	3,949	5,765
Expenses
Administrative expenses	190,160	223,455	216,846	229,292
Brokerage commissions	119,753	115,649	155,296	127,354
Management fees	390,366	414,249	424,845	477,688
Net Income (Loss)	$(4,354,383)	$9,833,740	$(21,285,219)	$(575,889)

	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	First Quarter 2012
Revenue
Total net realized and unrealized gains (losses)	$(10,727,024)	$31,938,364	$(30,320,168)	$15,358,877
Interest income	9,430	8,602	5,277	139
MF Global gain (loss)	3,796,904	2,239,385	-	-
Expenses
Administrative expenses	227,887	229,311	231,906	246,262
Brokerage commissions	133,010	121,464	144,164	157,625
Management fees	489,449	505,140	481,421	525,287
Net Income (Loss)	$(7,771,036)	$33,330,436	$(31,172,382)	$14,429,842

Item 9.   Changes in and Disagreements with Accounting and Financial Disclosure

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s or any of the Series’ internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

   PAM is responsible for establishing and maintaining adequate internal control over the financial reporting of each Series individually, as well as the Company as a whole. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  PAM’s internal control over financial reporting includes those policies and procedures that:

 •pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of each Series individually, as well as the Company as a whole;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of each Series’, as well as the Company’s, financial statements in accordance with GAAP, and that the receipts and expenditures of each Series individually, as well as the Company as a whole, are being made only in accordance with authorizations of PAM’s management and directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of each Series individually, as well as the Company as a whole, that could have a material effect on the Series’ or the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The management of PAM assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Company as a whole, as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework issued in 1992.  Based on its assessment, management has concluded that, as of December 31, 2013, PAM’s internal control over financial reporting with respect to each Series individually, as well as the Company as a whole, is effective based on those criteria.

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

Walter Thomas Price III, 73, is the founder and chairman of the Managing Member.  He has been a registered principal and an associated person of the Managing Member since March 3, 1999. Mr. Price founded Price and has been its president, chief executive officer, principal and associated person since June 29, 1995.  He is also president, registered principal and associated person of Price Capital Markets Inc., a registered commodity trading advisor, with which he has been affiliated since February 1997 and where he is responsible for overseeing all trading decisions.  Mr. Price is an investor, a principal since July 28, 2004 and an associated person since October 18, 2004 of the Marketing Representative.  Mr. Price is also chief executive officer and managing member of Beeland Management Company, L.L.C. (“Beeland”), a commodity pool operator registered with the NFA since August 2003.  Mr. Price has also been registered as an associated person with Beeland since June 6, 2005 and as a principal with Beeland since August 7, 2003.  He is a graduate of the University of Texas and is also a licensed Financial Industry Regulatory Authority, Inc. (“FINRA”) principal.

 Maura A. Clark, 56,  is the chief financial officer of the Managing Member, which she joined in October 2012.  Since April 2012, she has served as the director of Fund Dynamics (a related party entity) and as the controller of Price Holdings (the parent company of the Managing Member).  From June 1987 to April 2012, she provided accounting and tax services to a diverse group of closely held businesses and their owners, including the Managing Member and related entities. From June 1985 to June 1987, she served as a tax and financial manager for UDC Homes, Inc., a Phoenix area home builder.  From August 1981 to June 1985, she provided tax and audit services at the accounting firm of Laventhol & Horwath.  Ms. Clark holds a B.A. degree from the University of Illinois at Chicago. She has been a licensed Certified Public Accountant in Illinois since 1981.

Roxanne M. Bennett, 55, is the executive vice president and managing director of the Managing Member, which she joined in February 2007.  Ms. Bennett became an associated person of the Managing Member on April 24, 2007 and became a principal on May 8, 2007.  In her capacity as director, Ms. Bennett concentrates on the development and marketing of investment products offered by the Managing Member and its affiliates.  Ms. Bennett is responsible for overseeing the day-to-day activity of the Managing Member.  Ms. Bennett is also an associated person (since April 24, 2007) of Price.  Prior to joining the Managing Member, Ms. Bennett was a director with UBS Securities LLC (“UBS”), a bank owned FCM, from September 2006 to February 2007.  From January 1997 until the purchase of ABN AMRO Inc. by UBS Securities LLC in September 2006, Ms. Bennett was a director of ABN AMRO Incorporated, a bank owned FCM, and ABN AMRO Clearing and Management Services Inc., a registered commodity pool operator and commodity trading advisor (collectively “ABN AMRO”).  At ABN AMRO, Ms. Bennett was responsible for the development and distribution of alternative investment products and was a member of the investment committee selecting commodity trading advisors and hedge funds for asset allocations. In addition, Ms. Bennett oversaw the day-to-day administration and risk management for various alternative investment products.

 John D. Reese, 59, is the chief executive officer of the Managing Member, which he joined in January 2012.  Mr. Reese has been listed as a principal and registered as an associated person of the Managing Member since January 11, 2012 and January 23, 2012, respectively.  Mr. Reese is also founder and managing partner of Peak View Capital LLC, a private investment firm focused on acquisitions in the asset management industry, which he established in 2010.  From January 2008 to March 2010, Mr. Reese was executive managing director and senior vice-president of Wells Fargo Asset Management’s Evergreen Investments division, where he was principally responsible for its investment subsidiary business in North America, European Credit Management Ltd. (“ECM”), a London-based fixed income manager that was acquired by Wachovia Bank in 2007 and then by Wells Fargo in its acquisition of Wachovia Bank in 2008.  Prior to Wachovia Bank’s acquisition of ECM, Mr. Reese was president of ECM, Inc., the U.S.-based investment business of ECM, and partner and member of the board of directors of ECM’s parent firm from May 2001 to December 2007.  From October 1981 to December 2001, Mr. Reese was employed by Merrill Lynch for over 20 years in a variety of capacities, including most recently as managing director in the Global Debt Markets division in New York.  Mr. Reese earned a B.A. in Economics from Westminster College, with continuing study focusing on behavioral finance, portfolio management strategies, and global macro at Harvard’s Kennedy School, University of Chicago’s Booth GSB, Wharton, and MIT.  He holds FINRA Series 3, 5, 7, 8, 24, and 63 licenses.

David F. Schink, 44, is the chief operating officer and general counsel of the Managing Member, which he joined in January 2012.  Mr. Schink has been listed as a principal and registered as an associated person of the Managing Member since February 29, 2012.  Mr. Schink is also a managing partner of Peak View Capital LLC, which he joined in April 2011. From June 2004 to March 2011, Mr. Schink was chief operating officer and general counsel of Contego Capital Partners, LLC, a Chicago-based registered investment advisor specializing in hedge fund investing where he was involved in strategic and day-to-day business affairs and was responsible for legal and regulatory risk management.  From April 2000 to May 2004, Mr. Schink was an associate at Kirkland & Ellis, LLP, where he represented private equity funds, registered investment advisors and other investment vehicles in a variety of transactions, and from October 1998 to March 2000 he was an associate at Sidley & Austin, where he represented financial institutions in structuring and negotiating structured finance and secured lending transactions.  Mr. Schink holds a B.A. from Hamilton College and a J.D. from Boston University School of Law.

Krishnan Seshadri, 64, is an officer of the Managing Member.  Mr. Seshadri joined the Managing Member in March 2007 and was registered as an associated person of the Managing Member on April 24, 2007, a principal of the Managing Member on March 1, 2010 and an associated person of Price on April 24, 2007.  He is responsible for the Managing Member’s day-to-day internal fund administration and accounting.  Prior to joining the Managing Member, Mr. Seshadri was an associated person of UBS from September 30, 2006 until March 9, 2007 and served as an associate director of UBS from October 2006 to March 2007 where he was responsible for overseeing the administration and fund accounting for various funds sponsored by UBS.  In September 2006, UBS acquired ABN AMRO Incorporated where Mr. Seshadri was an associated person from April 29, 2003 until September 30, 2006 and a vice-president from September 1999 to September 2006.  At ABN AMRO Incorporated, Mr. Seshadri was responsible for overseeing the administration and fund accounting for various funds sponsored by ABN AMRO Incorporated.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a, b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)   Section 16(a) Beneficial Ownership Reporting Compliance

 None.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

As of February 28, 2014, PAM knows of no person who beneficially owns more than 5% of the Company’s Interests.

(b)   Security Ownership of Management

The Company has no officers or directors.  Under the terms of the Operating Agreement, the Company’s affairs are managed by PAM, which has discretionary authority over the Company’s trading.  As of February 28, 2014, PAM’s interest in the Total Index Series was valued at $37,865, which constituted 0.0140% of the Total Index Series’ total assets.  As of February 28, 2014, PAM’s interest in the Agricultural Sector Series was valued at $36,622, which constituted 0.3146% of the Agricultural Sector Series’ total assets.

As of February 28, 2014, PAM’s principals did not beneficially own Company Interests.

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

The Company paid PAM $1,707,147 in management fees for the year ended December 31, 2013 and $262,495 in support services fees for the year ended December 31, 2013.  PAM anticipates that a substantial majority of the support services fee will be used to pay broker-dealers for distribution related services to the Company such as hosting distribution platforms or providing custody solutions and thus will not be retained by PAM.

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

Item 14.   Principal Accountant Fees and Services

(1)Audit Fees

The aggregate fees for professional services rendered by McGladrey, the Company’s independent registered public accountant, in connection with their audit of the Company’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2013 and 2012 were approximately $156,000 and $156,000 respectively.

(2)Audit-Related Fees

There were no audit-related fees for professional services rendered by McGladrey for the benefit of the Company for the years ended December 31, 2013 and 2012.

(3)Tax Fees

The aggregate fees for professional services rendered by McGladrey,  for the benefit of the Company for the years ended December 31, 2013 and 2012 were approximately $55,500 and $53,000 respectively.  The fees paid were for the federal and state tax returns as well as for the preparation of Schedule K-1s for Members.

(4)All Other Fees

There were no other fees for professional services rendered by McGladrey for the benefit of the Company for the years ended December 31, 2013 and 2012.

(5)Pre-Approval Policies

The Managing Member pre-approves the engagement of the Company’s auditor for all services to be provided by the auditor.  The Managing Member has determined that the payments made to McGladrey for these services during 2013 and 2012 are compatible with maintaining the independence of McGladrey.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2013 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

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

DesignationDescription

13.01Report of Independent Registered Public Accounting Firm

31.1Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1Section 1350 Certification of Principal Executive Officer

32.2Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2014.

RICI® Linked – PAM Advisors Fund, LLC
(Registrant)

By: Price Asset Management, Inc.
Managing Member

By: /s/John D. Reese
John D. Reese
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Member of the Registrant and in the capacities and on the date indicated.

Title with
Signature	Managing Member	Date
/s/John D. Reese	Principal Executive Officer	March 28, 2014
John D. Reese

/s/Maura A. Clark	Principal Financial Officer	March 28, 2014
Maura A. Clark	Principal Accounting Officer

/s/David F. Schink	Chief Operating Officer	March 28, 2014
David F. Schink

(Being the principal executive officer, the principal financial officer and the principal accounting officer, and a majority of the directors of the Managing Member)

EXHIBIT INDEX

The following exhibits are included herewith.

DesignationDescription

13.012013 Report of Independent Registered Public Accounting Firm

31.1Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1Section 1350 Certification of Principal Executive Officer

32.2Section 1350 Certification of Principal Financial Officer

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