Form 10-Q
period 2014-03-31
RICI Linked - PAM Advisors Fund, LLC
filed 2014-05-15
CIK 1462567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The following unaudited financial statements of RICI® Linked – PAM Total Index Series and RICI® Linked – PAM Agricultural Sector Series, each a series of RICI® Linked – PAM Advisors Fund, LLC, as well as the unaudited financial statements of RICI® Linked – PAM Advisors Fund, LLC, are included in Item 1:

RICI® Linked - PAM Advisors Fund, LLC

Statements of Financial Condition

March 31, 2014 (Unaudited) and December 31, 2013 (Audited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Assets
Equity in broker trading account
Cash	$27,412,505	$29,005,532	$1,803,714	$2,152,461	$29,216,219	$31,157,993
Net unrealized gain (loss) on open futures contracts	1,516,444	(2,740,705)	346,043	(161,948)	1,862,487	(2,902,653)
	28,928,949	26,264,827	2,149,757	1,990,513	31,078,706	28,255,340

Cash and cash equivalents	13,826,457	8,840,635	4,041,356	80,191	17,867,813	8,920,826
Investments
Government-sponsored enterprise securities, at fair value	194,980,550	184,959,750	1,499,880	4,999,085	196,480,430	189,958,835
Mutual funds, at fair value	11,000,130	8,000,033	-	50,001	11,000,130	8,050,034
Total assets	$248,736,086	$228,065,245	$7,690,993	$7,119,790	$256,427,079	$235,185,035

Liabilities and Members' Equity (Net Assets)
Accrued operating expenses	$181,369	$159,925	$29,077	$65,324	$210,446	$225,249
Management fee payable to Managing Member	124,093	123,416	4,130	3,803	128,223	127,219
Support services fee payable	19,859	18,977	635	585	20,494	19,562
Servicing fee payable to selling agent	19,837	20,226	2,468	2,538	22,305	22,764
Withdrawals payable	10,986,839	6,271,310	3,609,456	8,532	14,596,295	6,279,842
Subscriptions received in advance	-	-	-	-	-	-
	11,331,997	6,593,854	3,645,766	80,782	14,977,763	6,674,636
Members' equity (net assets)	237,404,089	221,471,391	4,045,227	7,039,008	241,449,316	228,510,399

Total liabilities and members' equity (net assets)	$248,736,086	$228,065,245	$7,690,993	$7,119,790	$256,427,079	$235,185,035

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

March 31, 2014 (Unaudited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Net Unrealized		Net Unrealized		Net Unrealized
	Gain (Loss)	Percent of	Gain (Loss)	Percent of	Gain (Loss)	Percent of
	on Open	Members'	on Open	Members'	on Open	Members'
	Long Futures	Equity	Long Futures	Equity	Long Futures	Equity
	Contracts	(Net Assets)	Contracts	(Net Assets)	Contracts	(Net Assets)
Futures contracts
United States
Agriculture	$2,890,881	1.22%	$-	-%	$3,223,062	1.33%
16 May 2014 CBOT Wheat Contracts	-	-	72,888	1.80	-	-
22 May 2014 CBOT Corn Contracts	-	-	43,188	1.07	-	-
20 May 2014 CBOT Cotton Contracts	-	-	70,820	1.75	-	-
Other*	-	-	145,286	3.59	-	-
Energy*	(499,577)	(0.21)	-	-	(499,577)	(0.21)
Metals*	(735,740)	(0.31)	-	-	(735,740)	(0.30)
Total futures contracts - United States	1,655,564	0.70	332,181	8.21	1,987,745	0.82
Foreign
Agriculture*	125,302	0.05	13,862	0.34	139,164	0.06
Energy*	(304,175)	(0.13)	-	-	(304,175)	(0.13)
Metals*	39,753	0.02	-	-	39,753	0.02
Total futures contracts - Foreign	(139,119)	(0.06)	13,862	0.34	(125,257)	(0.05)
Total net unrealized loss on open futures contracts	$1,516,444	0.64%	$346,043	8.55%	$1,862,487	0.77%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.
The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

March 31, 2014 (Unaudited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
			Percent of			Percent of			Percent of
			Members'			Members'			Members'
Government-sponsored enterprise securities			Equity			Equity			Equity
United States	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)
U.S.Treasury Bills
$15,000,000 Treasury bill due 04/17/2014	$14,993,972	$14,999,850	6.32%	$-	$-	-%	$14,993,972	$14,999,850	6.21%
$20,000,000 Treasury bill due 05/08/2014	19,992,073	19,999,400	8.42	-	-	-	19,992,073	19,999,400	8.28
$30,000,000 Treasury bill due 06/12/2014	29,988,109	29,998,800	12.64	-	-	-	29,988,109	29,998,800	12.42
$60,000,000 Treasury bill due 06/26/2014	59,974,656	59,995,200	25.28	-	-	-	59,974,656	59,995,200	24.84
$1,500,000 Treasury bill due 06/26/2014	-	-	-	1,499,372	1,499,880	37.08	1,499,372	1,499,880	0.62
$20,000,000 Treasury bill due 07/24/2014	19,997,055	19,997,200	8.42	-	-	-	19,997,055	19,997,200	8.28
$20,000,000 Treasury bill due 07/24/2014	19,993,695	19,997,200	8.42				19,993,695	19,997,200	8.28
$20,000,000 Treasury bill due 08/14/2014	19,994,188	19,995,400	8.42	-	-	-	19,994,188	19,995,400	8.28
$10,000,000 Treasury bill due 09/04/2014	9,996,370	9,997,500	4.21	-	-	-	9,996,370	9,997,500	4.14
Total Government-sponsored enterprise securities	$194,930,118	$194,980,550	82.13%	$1,499,372	$1,499,880	37.08%	$196,429,490	$196,480,430	81.35%
Mutual funds
United States
Federated Government Obligations Fund
(5,000,043 shares)	$5,000,043	$5,000,043	2.11%	$-	$-	-%	$5,000,043	$5,000,043	2.07%
AIM Government & Agency Portfolio
Institutional (6,000,087 shares)	6,000,087	6,000,087	2.52	-	-	-	6,000,087	6,000,087	2.49
Total mutual funds	$11,000,130	$11,000,130	4.63%	$-	$-	-%	$11,000,130	$11,000,130	4.56%

** Represents less than 0.01% of members' equity (net assets).
The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

December 31, 2013  (Audited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Net Unrealized		Net Unrealized		Net Unrealized
	Gain (Loss)	Percent of	Gain (Loss)	Percent of	Gain (Loss)	Percent of
	on Open	Members'	on Open	Members'	on Open	Members'
	Long Futures	Equity	Long Futures	Equity	Long Futures	Equity
	Contracts	(Net Assets)	Contracts	(Net Assets)	Contracts	(Net Assets)
Futures contracts
United States
Agriculture	$(1,751,053)	(0.79)%	$-	-%	$(1,895,327)	(0.83)%
31 March 2014 CBOT Wheat Contracts	-	-	(109,188)	(1.55)	-	-
Other*	-	-	(35,086)	(0.50)	-	-
Energy*	298,019	0.13	-	-	298,019	0.13
Metals*	(738,170)	(0.33)	-	-	(738,170)	(0.32)
Total futures contracts - United States	(2,191,204)	(0.99)	(144,274)	(2.05)	(2,335,478)	(1.02)
Foreign
Agriculture*	(122,960)	(0.06)	(17,674)	(0.25)	(140,634)	(0.06)
Energy*	(128,822)	(0.06)	-	-	(128,822)	(0.06)
Metals*	(297,719)	(0.13)	-	-	(297,719)	(0.13)
Total futures contracts - Foreign	(549,501)	(0.25)	(17,674)	(0.25)	(567,175)	(0.25)
Total net unrealized loss on open futures contracts	$(2,740,705)	(1.24)%	$(161,948)	(2.30)%	$(2,902,653)	(1.27)%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.
The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

December 31, 2013  (Audited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
			Percent of			Percent of			Percent of
			Members'			Members'			Members'
Government-sponsored enterprise securities			Equity			Equity			Equity
United States	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)
U.S.Treasury Bills
$20,000,000 Treasury bill due 01/09/2014	$19,999,042	$20,000,000	9.03%	$-	$-	-%	$19,999,042	$20,000,000	8.75%
$20,000,000 Treasury bill due 02/13/2014	19,993,469	19,999,600	9.03	-	-	-	19,993,469	19,999,600	8.75
$3,000,000 Treasury bill due 03/13/2014	-	-	-	2,999,657	2,999,760	42.62	2,999,657	2,999,760	1.31
$500,000 Treasury bill due 03/27/2014	-	-	-	499,900	499,925	7.10	499,900	499,925	0.22
$20,000,000 Treasury bill due 03/27/2014	19,995,435	19,997,000	9.03	-	-	-	19,995,435	19,997,000	8.75
$15,000,000 Treasury bill due 04/17/2014	14,993,972	14,998,350	6.77	-	-	-	14,993,972	14,998,350	6.56
$20,000,000 Treasury bill due 05/08/2014	19,992,073	19,996,000	9.03	-	-	-	19,992,073	19,996,000	8.75
$30,000,000 Treasury bill due 06/12/2014	29,988,109	29,992,800	13.54	-	-	-	29,988,109	29,992,800	13.13
$60,000,000 Treasury bill due 06/26/2014	59,974,656	59,976,000	27.08	-	-	-	59,974,656	59,976,000	26.25
$1,500,000 Treasury bill due 06/26/2014	-	-	-	1,499,372	1,499,400	21.30	1,499,372	1,499,400	0.66
Total Government-sponsored enterprise securities	$184,936,756	$184,959,750	83.51%	$4,998,928	$4,999,085	71.02%	$189,935,685	$189,958,835	83.13%
Mutual funds
United States
Federated Government Obligations Fund
(4,000,033 shares)	$4,000,033	$4,000,033	1.81%	$-	$-	-%	$4,000,033	$4,000,033	1.75%
Federated Government Obligations Fund
(50,001 shares)	-	-	-	50,001	50,001	0.71	50,001	50,001	0.02
AIM Government & Agency Portfolio
Institutional (4,000,000 shares)	4,000,000	4,000,000	1.81	-	-	-	4,000,000	4,000,000	1.75
Total mutual funds	$8,000,033	$8,000,033	3.62%	$50,001	$50,001	0.71%	$8,050,034	$8,050,034	3.52%

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Statements of Operations

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013
Realized and unrealized gains (losses) on investments
Realized gains on futures contracts	$6,434,225	$3,511,515	$301,811	$(337,861)	$6,736,036	$3,173,654
Realized gains on securities	12,054	59,108	417	4,428	12,471	63,536
Change in unrealized gains
(losses) on open futures contracts	4,257,149	(3,135,454)	507,991	152,513	4,765,140	(2,982,941)
Change in unrealized gains
(losses) on securities	27,439	499	352	(2,068)	27,791	(1,569)
Brokerage commissions	(129,916)	(120,863)	(5,865)	(6,491)	(135,781)	(127,354)
Net realized and unrealized
gain (loss) on investments	10,600,951	314,805	804,706	(189,479)	11,405,657	125,326

Investment income
Interest income	4,736	5,503	528	262	5,264	5,765
	4,736	5,503	528	262	5,264	5,765
Expenses
Management fees	366,721	458,497	11,826	19,191	378,547	477,688
Operating expenses	96,845	111,342	13,557	13,165	110,402	124,507
Support services fee	57,166	70,499	1,818	2,951	58,984	73,450
Servicing fees	19,837	26,955	2,468	4,379	22,305	31,334
	540,569	667,293	29,669	39,686	570,238	706,979
Net investment loss	(535,833)	(661,790)	(29,141)	(39,424)	(564,974)	(701,214)
Net income (loss)	$10,065,118	$(346,985)	$775,565	$(228,903)	$10,840,683	$(575,888)

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Statement of Changes in Members' Equity (Net Assets)

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
	Managing Member	Non- Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Members' equity (net assets)
December 31, 2013	$36,417	$221,434,974	$221,471,391	$32,352	$7,006,656	$7,039,008	$68,769	$228,441,630	$228,510,399
Subscriptions, net	-	19,772,000	19,772,000	-	-	-	-	19,772,000	19,772,000
Withdrawals	-	(13,904,420)	(13,904,420)	-	(3,769,346)	(3,769,346)	-	(17,673,766)	(17,673,766)
Net loss	1,733	10,063,385	10,065,118	3,725	771,840	775,565	5,458	10,835,225	10,840,683

Members' equity (net assets)
March 31, 2014	$38,150	$237,365,939	$237,404,089	$36,077	$4,009,150	$4,045,227	$74,227	$241,375,089	$241,449,316

Members' equity (net assets)
December 31, 2012	$38,321	$271,322,775	$271,361,096	$36,801	$11,778,227	$11,815,028	$75,122	$283,101,002	$283,176,124
Subscriptions, net	-	13,245,613	13,245,613	-	95,179	95,179	-	13,340,793	13,340,792
Withdrawals	-	(22,366,391)	(22,366,391)	-	(1,045,730)	(1,045,730)	-	(23,412,121)	(23,412,121)
Net loss	21	(347,007)	(346,985)	(631)	(228,272)	(228,903)	(610)	(575,279)	(575,888)

Members' equity (net assets)
March 31, 2013	$38,342	$261,854,990	$261,893,333	$36,170	$10,599,404	$10,635,574	$74,512	$272,454,395	$272,528,907

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

Consolidating Presentation:  Each Series of the Company are presented on a consolidating basis as the Company.  There are no significant intercompany transactions between the Series that require elimination.

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

The FASB provides guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements.  The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  Through March 31, 2014 management has determined that there are no material uncertain income tax positions.

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

Recently adopted accounting pronouncements:  In December 2011, the FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.  See Note 3 for the gross and net information related to derivatives eligible for offset.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013
Description	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1

Equity in broker trading
account
Open future contracts	$1,516,444	$(2,740,705)	$346,043	$(161,948)	$1,862,487	$(2,902,653)
Cash and cash equivalents
Money market funds	2,749,760	8,236,611	53,166	28,311	2,802,926	8,264,922
Investments
Government-sponsored
enterprise securities	194,980,550	184,959,750	1,499,880	4,999,085	196,480,430	189,958,835
Mutual funds	11,000,130	8,000,033	-	50,001	11,000,130	8,050,034
	$210,246,884	$198,455,689	$1,899,089	$4,915,449	$212,145,973	$203,371,138

Note 2.Fair Value of Financial Instruments (Continued)

At March 31, 2014 and December 31, 2013 the Company had no Level 2 or Level 3 assets or liabilities.  The Company assesses the levels or assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstance that caused the transfer.  There was no transfer among Levels 1, 2 and 3 during the period ended March 31, 2014 and year ended December 31, 2013.

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

Total Index Series

As of March 31, 2014 and December 31, 2013 the Total Index Series’ derivative contracts had the following impact on the statement of financial condition:

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	March 31, 2014	March 31, 2014	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$3,067,983	$(51,800)	$3,016,183
Energy			-	(803,752)	(803,752)
Metals			721,538	(1,417,525)	(695,987)

			$3,789,521	$(2,273,077)	$1,516,444

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	December 31, 2013	December 31, 2013	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$927,126	$(2,801,139)	$(1,874,013)
Energy			585,353	(416,156)	169,197
Metals			2,153,694	(3,189,583)	(1,035,889)

			$3,666,173	$(6,406,878)	$(2,740,705)

Note 3.Derivative Instruments (Continued)

For the three months ended March 31, 2014 and 2013 the Total Index Series’ derivative contracts had the following impact on the statement of operations:

		Three months ended March 31, 2014
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$4,549,468	$4,890,195	$9,439,663
Energy		3,137,665	(972,949)	2,164,716
Metals		(1,252,908)	339,903	(913,005)

		$6,434,225	$4,257,149	$10,691,374

		Three months ended March 31, 2013
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(2,972,190)	$1,428,777	$(1,543,413)
Energy		2,964,364	2,515,356	5,479,720
Metals		3,519,341	(7,079,587)	(3,560,246)

		$3,511,515	$(3,135,454)	$376,061

For the three months ended March 31, 2014 and 2013, the monthly average number of futures contracts bought and sold was approximately 5,118 and 8,033, respectively.

For the three months ended March 31, 2014 and December 31, 2013, the gross and net information related to derivatives eligible for offset had the following impact on the statement of financial condition.

	Three months ended March 31, 2014
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Statement of Financial Condition
Assets
U.S. and foreign futures contracts	$1,981,205	$(1,981,205)	$-

Liabilities
U.S. and foreign futures contracts	464,761	(1,981,205)	(1,516,444)

Derivatives Assets and Liabilities and Collateral Received by Counterparty
Three months ended March 31, 2014
	Net Amount of Unrealized Gain (Loss) Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	Statement of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount
Counterparty A	$2,321,699	$-	$(2,321,699)	$-
Counterparty B	(805,255)	-	805,255	-
Total	$1,516,444	$-	$(1,516,444)	$-

Note 3.Derivative Instruments (Continued)

	Year Ended December 31, 2013
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Statement of Financial Condition
Assets
U.S. and foreign futures contracts	$3,666,173	$(3,666,173)	$-

Liabilities
U.S. and foreign futures contracts	6,406,878	(3,666,173)	2,740,705

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of December 31, 2013
	Net Amount of Unrealized Gain (Loss) Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	Statement of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount
Counterparty A	$(2,909,902)	$-	$2,909,902	$-
Counterparty B	169,197	-	(169,197)	-
Total	$(2,740,705)	$-	$2,740,705	$-

Agricultural Sector Series

As of March 31, 2014 and December 31, 2013, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of financial condition:

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	March 31, 2014	March 31, 2014	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$351,780	$(5,737)	$346,043
Energy			-	-	-
Metals			-	-	-

			$351,780	$(5,737)	$346,043

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	December 31, 2013	December 31, 2013	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$84,852	$(246,800)	$(161,948)
Energy			-	-	-
Metals			-	-	-

			$84,852	$(246,800)	$(161,948)

Note 3. Derivative Instruments (Continued)

For the three months ended March 31, 2014 and 2013, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of operations:

		Three months ended March 31, 2014
	Contract Risk	Realized gains ( losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$301,811	$507,991	$809,802
Energy		-	-	-
Metals		-	-	-

		$301,811	$507,991	$809,802

		Three months ended March 31, 2013
	Contract Risk	Realized gains ( losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(337,861)	$152,513	$(185,348)
Energy		-	-	-
Metals		-	-	-

		$(337,861)	$152,513	$(185,348)

For the three months ended March 31, 2014 and 2013, the monthly average number of futures contracts bought and sold was approximately 314 and 477, respectively.

For the three months ended March 31, 2014 and December 2013, the gross and net information related to derivatives eligible for offset had the following impact on the statement of financial condition.

	Three months ended March 31, 2014
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Statement of Financial Condition
Assets
U.S. and foreign futures contracts	$351,780	$(351,780)	$-

Liabilities
U.S. and foreign futures contracts	5,737	(351,780)	(346,043)

Derivatives Assets and Liabilities and Collateral Received by Counterparty
Three months ended March 31, 2014
	Net Amount of Unrealized Gain (Loss) Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	Statement of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

Counterparty A	$124,392	$-	$(124,392)	$-
Counterparty B	221,651	-	(221,651)	-
Total	$346,043	$-	$(346,043)	$-

Note 3. Derivative Instruments (Continued)

	Year Ended December 31, 2013
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Statement of Financial Condition
Assets
U.S. and foreign futures contracts	$84,852	$(84,852)	$-

Liabilities
U.S. and foreign futures contracts	246,800	(84,852)	161,948

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of December 31, 2013
	Net Amount of Unrealized Gain (Loss) Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	Statement of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

Counterparty A	$(28,603)	$-	$28,603	$-
Counterparty B	(133,345)	-	133,345	-
Total	$(161,948)	$-	$161,948	$-

Note 4.Equity in Broker Trading Account

Cash and financial instruments held at the Company’s clearing brokers collateralize amounts due to the clearing brokers, if any, and may serve to satisfy regulatory or clearing broker margin requirements.  The Company earns interest on its assets deposited with brokers.  At March 31, 2014 and December 31, 2013, the following amounts of cash were held at clearing brokers to satisfy margin requirements.

	March 31, 2014	December 31, 2013

Total Index Series	$11,756,566	$11,154,801
Agricultural Sector Series	222,869	366,492

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

Note 7.The Managing Member

Price Asset Management, Inc., an Illinois corporation, is the managing member, commodity pool operator and commodity trading advisor of the Company. PAM is also registered as an investment adviser.

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

Note 8.Fees and Expenses

Each Series pays the Managing Member a monthly management fee of 0.054167 percent of the month-end Net Asset Value of each non-managing member's capital account in the Company (0.65 percent per annum).  The Managing Member may waive or reduce its management fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction. There were no waived management fees for the three months ended March 31, 2014 and 2013.

The management fees for the three months ended March 31, 2014 and 2013 were as follows and are reflected in the statements of operations.

	Three months ended
	March 31, 2014	March 31, 2013

Total Index Series	$366,721	$458,497
Agricultural Sector Series	11,826	19,191
The Company	$378,547	$477,688

Non-managing members in the Company introduced by their respective selling agents may be charged a monthly service fee of 0.0833 percent (1 percent per annum) payable to the selling agent.  They may also be charged an upfront sales fee of up to one percent of the subscriptions amount that is deducted from the subscription proceeds and paid to the applicable selling agent, if any.  For the three months ended March 31, 2014 and 2013 subscriptions are net of the following amounts in sales fees that were charged to applicable non-managing members.

	Three months ended
	March 31, 2014	March 31, 2013

Total Index Series	$3,000	$3,250
Agricultural Sector Series	-	400
The Company	$3,000	$3,650

Note 8.Fees and Expenses (Continued)

Non-managing members introduced through qualified advisors, including the marketing representative, Uhlmann Price Securities, LLC, will not be charged a service fee.  Uhlmann Price Securities, LLC, an affiliate of the Managing Member, will be paid its introducing fee by the Managing Member without reimbursement from the Company. The Company incurred the following amount of servicing fees to the selling agents during the three months ended March 31, 2014 and 2013, respectively.

	Three months ended
	March 31, 2014	March 31, 2013

Total Index Series	$19,837	$26,955
Agricultural Sector Series	2,468	4,379
The Company	$22,305	$31,334

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

The Company incurred the following amount of support services fees during the three months ended March 31, 2014 and 2013, respectively.

	Three months ended
	March 31, 2014	March 31, 2013

Total Index Series	$57,166	$70,499
Agricultural Sector Series	1,818	2,951
The Company	$58,984	$73,450

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

Note 10.Financial Highlights

Financial highlights for non-managing members of the Company for the three months ended March 31, 2014 and 2013 are as follows:

	Total Index Series		Agricultural Sector Series
	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total Return	4.51%	(0.14)%	11.27%	(1.94)%
Ratios to average members' equity
(net assets)
Total expenses (1) (3)	0.95%	0.95%	1.69%	1.34%
Net investment loss (2) (3)	(0.94)%	(0.94)%	(1.66)%	(1.33)%

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

Note 12.Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2014, the statements of operations for the three months ended March 31, 2014 and 2013 and changes in members’ equity (net assets) for the three months ended March 31, 2014 and 2013 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of March 31, 2014, results of operations for the three months ended March 31, 2014 and 2013 and changes in members’ equity (net assets) for the three months ended March 31, 2014 and 2013.  The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2013 Form 10-K as filed with the SEC.

Note 13.Subsequent Events

The Company’s management evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

Subsequent to March 31, 2014,  subscriptions and withdrawals of interests were as follows:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals
April	$-	$(5,759,869)	$-	$-	$-	$(5,759,869)
May	2,685,781	-	-	-	2,685,781	-

Total	$2,685,781	$(5,759,869)	$-	$-	$2,685,781	$(5,759,869)

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

LIQUIDITY

Approximately 90% of the Company’s assets, excluding the assets used to satisfy margin requirements, are invested in U.S. government securities, including securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission (CFTC) -authorized investments and certain other money market instruments at one or more federally chartered U.S. banking institutions.  The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses.  Price Asset Management, Inc. (the Managing Member) will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the futures trading, the Company’s assets are highly liquid and are expected to remain so.  During its operations through March 31, 2014, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

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

The performance summary set forth below is an outline description of how the Company, on a Series by Series basis, has performed in the past.  The portfolios of the Series are marked-to-market every trading day and their trading accounts are credited or debited with their daily gains or losses.  Past performance is not necessarily indicative of how they will perform in the future.  The activities of the Company on a consolidating basis are explained through the activity of the underlying Series.  Please refer to the discussion of the Series activities in relation to the Company on a consolidating basis.

Three Months ended March 2014

Total Index Series

During the first quarter of 2014, the Total Index Series achieved a net realized and unrealized gain of $10,561,459 from its trading operations, which is net of brokerage commissions of $129,916.  The Total Index Series incurred total expenses of $540,569 including $366,721 in Management Fees (paid to the Managing Member), $19,837 in Servicing Fees (paid to selling agents), $96,845 in operating expenses, and $57,166 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Total Index series earned $4,736 in interest income.  An analysis of trading gains and losses by market sector is as follows:

Sector	Percentage Gain (Loss)
Agricultural	4.26%
Energy	1.02%
Metals	(0.37)%

Total Portfolio	4.91%

The Total Index Series posted a net loss of (1.27)% in January.  All three sectors, agricultural, energy and metals posted losses of (0.29)%, (0.46)% and (0.51)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in January were milk, natural gas, oats, robusta coffee and cocoa.

The Total Index Series posted a gain of 5.38% in February. All three sectors, agricultural, energy and metals posted gains of 2.54%, 1.89% and 0.94%, respectively.  Highest grossing commodities for the Total Index Series’ performance in February were live cattle, lean hogs, robusta coffee, sugar and white sugar.

The Total Index Series posted a net gain of 0.80% in March.  The agricultural sector posted a gain of 2.01% and the energy and metals posted a loss of (0.40)% and (0.80)%, respectively.  The highest grossing commodities for the Total Index Series’ performance in March were milk, hard red winter wheat, lean hogs, soft red winter wheat and corn.

Agricultural Sector Series

During the first quarter of 2014, the Agricultural Sector Series achieved a net realized and unrealized gain of $803,937 from its trading operations, which is net of brokerage commissions of $5,865.  The Agricultural Sector Series incurred total expenses of $29,669, including $11,827 in Management Fees (paid to the Managing Member), $2,468 in Servicing Fees (paid to selling agents), $13,557 in operating expenses, and $1,818 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Agricultural Sector Series earned $528 in interest income.

The Agricultural Sector Series posted a net loss of (0.93)% in January. Highest grossing commodities for the Agricultural Sector Series’ performance in January were milk, oats, robusta coffee, cocoa and lean hogs.

The Agricultural Sector Series posted a net gain of 6.51% in February. Highest grossing commodities for the Agricultural Sector Series’ performance in February were live cattle, lean hogs, robusta coffee, sugar and white sugar.

The Agricultural Sector Series posted a net gain of 5.44% in March. Highest grossing commodities for the Agricultural Sector Series’ performance in March were milk, soft red winter wheat, lean hogs, hard red winter wheat and corn.

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

CONTRACTUAL OBLIGATIONS

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts.  All such contracts are settled by offset, not delivery.  The Financial Statements of the Company present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the open futures and other investments at March 31, 2014 (unaudited) and December 31, 2013.

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

Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Total Index Series’ open positions by market category for the quarter ended March 31, 2014 and fiscal year ended December

31, 2013.  During the quarter ended March 31, 2014 and the fiscal year ended December 31, 2013, the Total Index Series’ average total capitalization was approximately $227,319,590 and $246,216,757, respectively.

Total Index Series
Three Months Ended March 31, 2014
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$13.08	5.3%	$14.35	$11.16

Fiscal Year Ended December 31, 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$13.01	5.3%	$14.36	$11.15

Average, highest and lowest Value at Risk amounts relate to the quarter end amounts during the relevant period. Average Capitalization is the average of the Total Index Series’ capitalization at the end of each month during the relevant period. Dollar amounts represent millions of dollars.

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Agricultural Sector Series’ open positions by market category for the quarter ended March 31, 2014 and fiscal year ended December 31, 2013.  During the quarter ended March 31, 2014 and the fiscal year ended December 31, 2013, the Agricultural Sector Series’ average total capitalization was approximately $5,966,000 and $11,103,987, respectively.

Agricultural Sector Series
Three Months Ended March 31, 2014
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.57	5.3%	$0.72	$0.36

Fiscal Year Ended December 31, 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.59	5.3%	$0.72	$0.36

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

Qualitative Disclosures

There have been no material changes in the qualitative disclosures about market risk to the Company from those previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2013.

ITEM 4.CONTROLS AND PROCEDURES

The Managing Member, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Company and each Series as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Company and each Series.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2014, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: January: $0;  February: $533,000; and March: $19,239,000.

During the first fiscal quarter of 2014, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts: January: $0; February: $0; and March: $0.

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

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended March 31, 2014:

Total Index Series
Date of Closing	Total Amount of Withdrawals
January 31, 2014	$1,208,466
February 28, 2014	$1,709,115
March 31, 2014	$10,986,839

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended March 31, 2014:

Agricultural Sector Series
Date of Closing	Total Amount of Withdrawals
January 31, 2014	$128,880
February 28, 2014	$31,010
March 31, 2014	$3,609,456

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
101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2014, filed with the SEC on  May 15, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Statements of Financial Condition as of March 31, 2014 and December 31, 2013, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended March 31, 2014 and March 31, 2013; (iii) the Unaudited Condensed Schedule of Investments as of March 31, 2014 and December 31, 2013; (iv) the Unaudited Statements of Changes in Members’ Equity as of March 31, 2014 and March 31, 2013, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2014	RICI® Linked – PAM Advisors Fund, LLC
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
101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2014, filed with the SEC on  May 15, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Statements of Financial Condition as of March 31, 2014 and December 31, 2013, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended March 31, 2014 and March 31, 2013; (iii) the Unaudited Condensed Schedule of Investments as of March 31, 2014 and December 31, 2013; (iv) the Unaudited Statements of Changes in Members’ Equity as of March 31, 2014 and March 31, 2013, and (v) Notes to Unaudited Consolidated Financial Statements.