Form 10-Q
period 2014-06-30
RICI Linked - PAM Advisors Fund, LLC
filed 2014-08-14
CIK 1462567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The following unaudited financial statements of RICI® Linked – PAM Total Index Series and RICI® Linked – PAM Agricultural Sector Series, each a series of RICI® Linked – PAM Advisors Fund, LLC, as well as the unaudited financial statements of RICI® Linked – PAM Advisors Fund, LLC, are included in Item 1:

RICI® Linked - PAM Advisors Fund, LLC

Statements of Financial Condition

June 30, 2014 (Unaudited) and December 31, 2013 (Audited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Assets
Equity in broker trading accounts
Cash	$22,930,784	$29,005,532	$1,859,168	$2,152,461	$24,789,952	$31,157,993
Net unrealized gain (loss) on open futures contracts	125,281	(2,740,705)	(158,590)	(161,948)	(33,309)	(2,902,653)
	23,056,065	26,264,827	1,700,578	1,990,513	24,756,643	28,255,340

Cash and cash equivalents	5,370,335	8,840,635	474,381	80,191	5,844,716	8,920,826
Investments
Government-sponsored enterprise securities, at fair value	196,969,290	184,959,750	1,499,520	4,999,085	198,468,810	189,958,835
Mutual funds, at fair value	6,000,442	8,000,033	-	50,001	6,000,442	8,050,034
Total assets	$231,396,132	$228,065,245	$3,674,479	$7,119,790	$235,070,611	$235,185,035

Liabilities and Members' Equity (Net Assets)
Accrued operating expenses	$127,324	$159,925	$22,711	$65,324	$150,035	$225,249
Management fee payable to Managing Member	119,277	123,416	1,959	3,803	121,236	127,219
Support services fee payable	19,257	18,977	301	585	19,558	19,562
Servicing fee payable to selling agent	20,057	20,226	2,401	2,538	22,458	22,764
Withdrawals payable	2,613,276	6,271,310	83,763	8,532	2,697,039	6,279,842
	2,899,191	6,593,854	111,135	80,782	3,010,326	6,674,636
Members' equity (net assets)	228,496,941	221,471,391	3,563,344	7,039,008	232,060,285	228,510,399

Total liabilities and members' equity (net assets)	$231,396,132	$228,065,245	$3,674,479	$7,119,790	$235,070,611	$235,185,035

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

June 30, 2014 (Unaudited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Net Unrealized		Net Unrealized		Net Unrealized
	Gain (Loss)	Percent of	Gain (Loss)	Percent of	Gain (Loss)	Percent of
	on Open	Members'	on Open	Members'	on Open	Members'
	Long Futures	Equity	Long Futures	Equity	Long Futures	Equity
	Contracts	(Net Assets)	Contracts	(Net Assets)	Contracts	(Net Assets)
Futures contracts
United States
Agriculture	$(3,250,533)	(1.42)%		$-%	$(3,406,054)	(1.47)%
22 Sep 2014 Corn Contracts	-	-	(45,450)	(1.28)	-	-
17 Sep 2014 CBT Wheat Contracts	-	-	(47,663)	(1.34)	-	-
Other*	-	-	(62,408)	(1.75)	-	-
Energy*	427,809	0.19	-	-	427,809	0.18
Metals*	1,250,755	0.55	-	-	1,250,755	0.54
Total futures contracts - United States	(1,571,969)	(0.69)	(155,521)	(4.37)	(1,727,490)	(0.75)
Foreign
Agriculture*	(20,683)	(0.01)	(3,069)	(0.09)	(23,752)	(0.01)
Energy*	335,700	0.15	-	-	335,700	0.14
Metals*	1,382,233	0.60	-	-	1,382,233	0.60
Total futures contracts - Foreign	1,697,250	0.74	(3,069)	(0.09)	1,694,181	0.73
Total net unrealized gain (loss) on open futures contracts	$125,281	0.06%	$(158,590)	(4.46)%	$(33,309)	(0.02)%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.
The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

June 30, 2014 (Unaudited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
			Percent of			Percent of			Percent of
			Members'			Members'			Members'
Government-sponsored enterprise securities			Equity			Equity			Equity
United States	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)
U.S.Treasury Bills
$20,000,000 Treasury bill due 07/24/2014	$19,997,055	$19,999,800	8.75%	$-	$-	-%	$19,997,055	$19,999,800	8.62%
$20,000,000 Treasury bill due 07/24/2014	19,993,695	19,999,800	8.75	-	-	-	19,993,695	19,999,800	8.62
$20,000,000 Treasury bill due 08/14/2014	19,994,188	19,999,400	8.75	-	-	-	19,994,188	19,999,400	8.62
$15,000,000 Treasury bill due 08/21/2014	14,998,226	14,999,550	6.56	-	-	-	14,998,226	14,999,550	6.46
$10,000,000 Treasury bill due 09/04/2014	9,996,370	9,999,700	4.38	-	-	-	9,996,370	9,999,700	4.31
$22,000,000 Treasury bill due 10/16/2014	21,996,791	21,997,140	9.63	-	-	-	21,996,791	21,997,140	9.48
$30,000,000 Treasury bill due 12/11/2014	29,990,804	29,993,100	13.13	-	-	-	29,990,804	29,993,100	12.92
$60,000,000 Treasury bill due 12/26/2014	59,984,687	59,980,800	26.25	-	-	-	59,984,687	59,980,800	25.85
$1,500,000 Treasury bill due 12/26/2014	-	-	-	1,499,622	1,499,520	42.08	1,499,622	1,499,520	0.65
Total Government-sponsored enterprise securities	$196,951,816	$196,969,290	86.20%	$1,499,622	$1,499,520	42.08%	$198,451,438	$198,468,810	85.53%
Mutual funds
United States
Federated Government Obligations Fund
(5,000,146 shares)	$5,000,146	$5,000,146	2.19%	$-	$-	-%	$5,000,146	$5,000,146	2.15%
AIM Government & Agency Portfolio
Institutional (1,000,296 shares)	1,000,296	1,000,296	0.44	-	-	-	1,000,296	1,000,296	0.43
Total mutual funds	$6,000,442	$6,000,442	2.63%	$-	$-	-%	$6,000,442	$6,000,442	2.58%

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

December 31, 2013  (Audited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Net Unrealized		Net Unrealized		Net Unrealized
	Gain (Loss)	Percent of	Gain (Loss)	Percent of	Gain (Loss)	Percent of
	on Open	Members'	on Open	Members'	on Open	Members'
	Long Futures	Equity	Long Futures	Equity	Long Futures	Equity
	Contracts	(Net Assets)	Contracts	(Net Assets)	Contracts	(Net Assets)
Futures contracts
United States
Agriculture	$(1,751,052)	(0.79)%	$-	-%	$(1,895,327)	(0.83)%
31 March 2014 CBOT Wheat Contracts	-	-	(109,188)	(1.55)	-	-
Other*	-	-	(35,086)	(0.50)	-	-
Energy*	298,019	0.13	-	-	298,019	0.13
Metals*	(738,170)	(0.33)	-	-	(738,170)	(0.32)
Total futures contracts - United States	(2,191,204)	(0.99)	(144,274)	(2.05)	(2,335,478)	(1.02)
Foreign
Agriculture*	(122,960)	(0.06)	(17,674)	(0.25)	(140,634)	(0.06)
Energy*	(128,822)	(0.06)	-	-	(128,822)	(0.06)
Metals*	(297,719)	(0.13)	-	-	(297,719)	(0.13)
Total futures contracts - Foreign	(549,500)	(0.25)	(17,674)	(0.25)	(567,174)	(0.25)
Total net unrealized loss on open futures contracts	$(2,740,705)	(1.24)%	$(161,948)	(2.30)%	$(2,902,653)	(1.27)%

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

RICI® Linked - PAM Advisors Fund, LLC

Statements of Operations

For the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Total Index Series				Agricultural Sector Series				Total RICI® Linked - PAM Advisors Fund, LLC
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Realized and unrealized gains (losses) on investments
Realized gains (losses) on futures contracts	$2,623,655	$(16,799,230)	$9,057,880	$(13,287,715)	$178,372	$(539,876)	$480,183	$(877,737)	$2,802,027	$(17,339,106)	$9,538,063	$(14,165,452)
Realized gains on securities	51,190	86,199	63,244	145,307	628	979	1,045	5,407	51,818	87,178	64,289	150,714
Change in unrealized gains (losses) on open futures contracts	(1,391,163)	(3,032,283)	2,865,986	(6,167,737)	(504,633)	(168,106)	3,358	(15,593)	(1,895,796)	(3,200,389)	2,869,344	(6,183,331)
Change in unrealized gains (losses) on securities	(32,959)	(40,710)	(5,520)	(40,211)	(611)	846	(259)	(1,222)	(33,570)	(39,864)	(5,779)	(41,433)
Brokerage commissions	(108,019)	(146,973)	(237,935)	(267,836)	(3,172)	(8,323)	(9,037)	(14,814)	(111,191)	(155,296)	(246,972)	(282,650)
Net realized and unrealized gain (loss) on investments	1,142,704	(19,932,997)	11,743,655	(19,618,192)	(329,416)	(714,480)	475,290	(903,959)	813,288	(20,647,477)	12,218,945	(20,522,152)

Investment income
Interest income	3,422	3,629	8,158	9,132	485	320	1,013	582	3,907	3,949	9,171	9,714
	3,422	3,629	8,158	9,132	485	320	1,013	582	3,907	3,949	9,171	9,714
Expenses
Management fees	354,399	408,277	721,120	866,774	6,218	16,568	18,044	35,759	360,617	424,845	739,164	902,533
Operating expenses	101,032	110,104	197,877	221,446	13,692	15,275	27,249	28,440	114,724	125,379	225,126	249,886
Support services fee	58,626	62,778	115,792	133,278	956	2,547	2,774	5,498	59,582	65,325	118,566	138,776
Servicing fees	20,056	22,591	39,893	49,546	2,401	3,551	4,869	7,930	22,457	26,142	44,762	57,476
	534,113	603,750	1,074,682	1,271,044	23,267	37,941	52,936	77,627	557,380	641,691	1,127,618	1,348,671
Net investment loss	(530,691)	(600,121)	(1,066,524)	(1,261,912)	(22,782)	(37,621)	(51,923)	(77,045)	(553,473)	(637,742)	(1,118,447)	(1,338,957)
Net income (loss)	$612,013	$(20,533,118)	$10,677,131	$(20,880,104)	$(352,198)	$(752,101)	$423,367	$(981,004)	$259,815	$(21,285,219)	$11,100,498	$(21,861,109)

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Statement of Changes in Members' Equity (Net Assets)

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
	Managing Member	Non- Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Members' equity (net assets)
December 31, 2013	$36,417	$221,434,974	$221,471,391	$32,352	$7,006,656	$7,039,008	$68,769	$228,441,630	$228,510,399
Subscriptions, net	-	22,557,727	22,557,727	-	-	-	-	22,557,727	22,557,727
Withdrawals	-	(26,209,308)	(26,209,308)	-	(3,899,031)	(3,899,031)	-	(30,108,339)	(30,108,339)
Net income	1,905	10,675,226	10,677,131	651	422,716	423,367	2,556	11,097,942	11,100,498

Members' equity (net assets)
June 30, 2014	$38,322	$228,458,619	$228,496,941	$33,003	$3,530,341	$3,563,344	$71,325	$231,988,960	$232,060,285

Members' equity (net assets)
December 31, 2012	$38,321	$271,322,775	$271,361,096	$36,801	$11,778,227	$11,815,028	$75,122	$283,101,002	$283,176,124
Subscriptions, net	-	23,432,499	23,432,499	-	332,587	332,587	-	23,765,086	23,765,086
Withdrawals	-	(33,794,610)	(33,794,610)	-	(1,515,879)	(1,515,879)	-	(35,310,489)	(35,310,489)
Net loss	(2,865)	(20,877,239)	(20,880,104)	(3,142)	(977,862)	(981,004)	(6,007)	(21,855,101)	(21,861,109)

Members' equity (net assets)
June 30, 2013	$35,456	$240,083,425	$240,118,881	$33,659	$9,617,073	$9,650,732	$69,115	$249,700,498	$249,769,612

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements (Unaudited)

Note 1.Nature of Operations and Significant Accounting Policies

RICI® Linked - PAM Advisors Fund, LLC (the Company) is a limited liability company organized under the Delaware Limited Liability Company Act.  The Company engages in the speculative trading of commodity futures, and may engage in the speculative trading of options on futures, forward contracts and other derivatives, on exchanges and markets located in the United States (U.S.) and abroad.  These financial statements incorporate the financial condition, results of operations and changes in members’ equity (net assets) of the Company as a whole, as well as each Series of membership interest in the Company.

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

The FASB provides guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements.  The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  Through June 30, 2014 management has determined that there are no material uncertain income tax positions.

The Company is not subject to examination by U.S. Federal and state tax authorities for years before 2010.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Description	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1

Equity in broker trading
accounts
Open future contracts	$125,281	$(2,740,705)	$(158,590)	$(161,948)	$(33,309)	$(2,902,653)
Cash and cash equivalents
Money market funds	4,573,368	8,236,611	303,514	28,311	4,876,882	8,264,922
Investments
Government-sponsored
enterprise securities	196,969,290	184,959,750	1,499,520	4,999,085	198,468,810	189,958,835
Mutual funds	6,000,442	8,000,033	-	50,001	6,000,442	8,050,034
	$207,668,381	$198,455,689	$1,644,444	$4,915,449	$209,312,825	$203,371,138

Note 2.Fair Value of Financial Instruments (Continued)

At June 30, 2014 and December 31, 2013 the Company had no Level 2 or Level 3 assets or liabilities.  The Company assesses the levels or assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstance that caused the transfer.  There was no transfer among Levels 1, 2 and 3 during the period ended June 30, 2014 and year ended December 31, 2013.

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

Total Index Series

As of June 30, 2014 and December 31, 2013 the Total Index Series’ derivative contracts had the following impact on the statement of financial condition:

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	June 30, 2014	June 30, 2014	Net

Futures:	Commodity price	Equity in broker trading accounts
Agriculture			$711,468	$(3,982,684)	$(3,271,216)
Energy			1,021,170	(257,661)	763,509
Metals			3,712,441	(1,079,453)	2,632,988

			$5,445,079	$(5,319,798)	$125,281

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	December 31, 2013	December 31, 2013	Net

Futures:	Commodity price	Equity in broker trading accounts
Agriculture			$927,126	$(2,801,139)	$(1,874,013)
Energy			585,353	(416,156)	169,197
Metals			2,153,694	(3,189,583)	(1,035,889)

			$3,666,173	$(6,406,878)	$(2,740,705)

Note 3.Derivative Instruments (Continued)

For the three and six months ended June 30, 2014 and 2013 the Total Index Series’ derivative contracts had the following impact on the statement of operations:

		Six months ended June 30, 2014
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$4,225,297	$(1,397,203)	$2,828,094
Energy		6,274,188	594,312	6,868,500
Metals		(1,441,607)	3,668,878	2,227,271

		$9,057,880	$2,865,986	$11,923,866

		Six months ended June 30, 2013
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(7,220,867)	$(374,156)	$(7,595,023)
Energy		271,536	(472,805)	(201,269)
Metals		(6,338,384)	(5,320,776)	(11,659,160)

		$(13,287,715)	$(6,167,737)	$(19,455,452)

		Three months ended June 30, 2014
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(324,170)	$(6,287,399)	$(6,611,569)
Energy		3,136,524	1,567,261	4,703,785
Metals		(188,699)	3,328,975	3,140,276

		$2,623,655	$(1,391,163)	$1,232,492

		Three months ended June 30, 2013
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(4,248,678)	$(1,802,933)	$(6,051,611)
Energy		(2,692,828)	(2,988,161)	(5,680,989)
Metals		(9,857,724)	1,758,811	(8,098,913)

		$(16,799,230)	$(3,032,283)	$(19,831,513)

For the six months ended June 30, 2014 and 2013, the monthly average number of futures contracts bought and sold was approximately 5,595 and 7,718, respectively.

As of June 30, 2014 and December 31, 2013, the gross and net information related to derivatives eligible for offset had the following impact on the statement of financial condition.

Notes 3.  Derivatives Instruments (Continued)

	June 30, 2014
			Net Amount of
	Gross Amount Of	Gross Amounts Offset	Unrealized Gain (Loss) Presented
	Recognized Assets	in the Statement of	in the Statement
	and Liabilities	Financial Condition	of Financial Condition
Assets
U.S. and foreign futures contracts	$4,107,965	$(3,982,684)	$125,281

Liabilities
U.S. and foreign futures contracts	3,982,684	(3,982,684)	-

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of June 30, 2014
	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Posted/Deposited	Net Amount
Counterparty A	$(638,228)	$-	$638,228	$-
Counterparty B	763,509	-	(763,509)	-
Total	$125,281	$-	$(125,281)	$-

	December 31, 2013
			Net Amount of
	Gross Amount Of	Gross Amounts Offset	Unrealized Loss Presented
	Recognized Assets	in the Statement of	in the Statement
	and Liabilities	Financial Condition	of Financial Condition
Assets
U.S. and foreign futures contracts	$3,666,173	$(3,666,173)	$-

Liabilities
U.S. and foreign futures contracts	6,406,878	(3,666,173)	2,740,705

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of December 31, 2013
	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Posted/Deposited	Net Amount
Counterparty A	$(2,909,902)	$-	$2,909,902	$-
Counterparty B	169,197	-	(169,197)	-
Total	$(2,740,705)	$-	$2,740,705	$-

Note 3. Derivative Instruments (Continued)

Agricultural Sector Series

As of June 30, 2014 and December 31, 2013, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of financial condition:

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	June 30, 2014	June 30, 2014	Net

Futures:	Commodity price	Equity in broker trading accounts
Agriculture			$30,910	$(189,500)	$(158,590)
Energy			-	-	-
Metals			-	-	-

			$30,910	$(189,500)	$(158,590)

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	December 31, 2013	December 31, 2013	Net

Futures:	Commodity price	Equity in broker trading accounts
Agriculture			$84,852	$(246,800)	$(161,948)
Energy			-	-	-
Metals			-	-	-

			$84,852	$(246,800)	$(161,948)

For the three and six months ended June 30, 2014 and 2013, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of operations:

		Three months ended June 30, 2014
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$178,372	$(504,633)	$(326,261)
Energy		-	-	-
Metals		-	-	-

		$178,372	$(504,633)	$(326,261)

		Three months ended June 30, 2013
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(539,876)	$(168,106)	$(707,982)
Energy		-	-	-
Metals		-	-	-

		$(539,876)	$(168,106)	$(707,982)

For the six months ended June 30, 2014 and 2013, the monthly average number of futures contracts bought and sold was approximately 243 and 376, respectively.

Note 3.  Derivative Instruments (Continued)

		Six months ended June 30, 2014
	Contract Risk	Realized gains ( losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$480,183	$3,358	$483,541
Energy		-	-	-
Metals		-	-	-

		$480,183	$3,358	$483,541

		Six months ended June 30, 2013
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(877,737)	$(15,593)	$(893,330)
Energy		-	-	-
Metals		-	-	-

		$(877,737)	$(15,593)	$(893,330)

As of June 30, 2014 and December 2013, the gross and net information related to derivatives eligible for offset had the following impact on the statement of financial condition.

	June 30, 2014
			Net Amount of
	Gross Amount Of	Gross Amounts Offset	Unrealized Loss Presented
	Recognized Assets	in the Statement of	in the Statement
	and Liabilities	Financial Condition	of Financial Condition
Assets
U.S. and foreign futures contracts	$30,910	$(30,910)	$-

Liabilities
U.S. and foreign futures contracts	189,500	(30,910)	158,590

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of June 30, 2014
	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Posted/Deposited	Net Amount

Counterparty A	$(61,893)	$-	$61,893	$-
Counterparty B	(96,697)	-	96,697	-
Total	$(158,590)	$-	$158,590	$-

Note 3.  Derivative Instruments (Continued)

	December 31, 2013
			Net Amount of
	Gross Amount Of	Gross Amounts Offset	Unrealized Loss Presented
	Recognized Assets	in the Statement of	in the Statement
	and Liabilities	Financial Condition	of Financial Condition
Assets
U.S. and foreign futures contracts	$84,852	$(84,852)	$-

Liabilities
U.S. and foreign futures contracts	246,800	(84,852)	161,948

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of December 31, 2013
	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Posted/Deposited	Net Amount

Counterparty A	$(28,603)	$-	$28,603	$-
Counterparty B	(133,345)	-	133,345	-
Total	$(161,948)	$-	$161,948	$-

Note 4.Equity in Broker Trading Accounts

Cash and financial instruments held at the Company’s clearing brokers collateralize amounts due to the clearing brokers, if any, and may serve to satisfy regulatory or clearing broker margin requirements.  The Company earns interest on its assets deposited with brokers.  At June 30, 2014 and December 31, 2013, the following amounts of cash were held at clearing brokers to satisfy margin requirements.

	June 30, 2014	December 31, 2013

Total Index Series	$11,119,813	$11,154,801
Agricultural Sector Series	197,851	366,492

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

Note 7.Fees and Expenses

Each Series pays the Managing Member a monthly management fee of 0.054167 percent of the month-end Net Asset Value of each non-managing member's capital account in the Company (0.65 percent per annum).  The Managing Member may waive or reduce its management fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction. There were no waived management fees for the three and six months ended June 30, 2014 and 2013.

The management fees for the three and six months ended June 30, 2014 and 2013 were as follows and are reflected in the statements of operations.

	Six months ended
	June 30, 2014	June 30, 2013
Total Index Series	$721,120	$866,774
Agricultural Sector Series	18,044	35,759
The Company	$739,164	$902,533

	Three months ended
	June 30, 2014	June 30, 2013

Total Index Series	$354,399	$408,277
Agricultural Sector Series	6,218	16,568
The Company	$360,617	$424,845

Non-managing members in the Company introduced by their respective selling agents may be charged a monthly service fee of 0.0833 percent (1 percent per annum) payable to the selling agent.  They may also be charged an upfront sales fee of up to one percent of the subscriptions amount that is deducted from the subscription proceeds and paid to the applicable selling agent, if any.  For the three and six months ended June 30, 2014 and 2013 subscriptions are net of the following amounts in sales fees that were charged to applicable non-managing members.

	Six months ended
	June 30, 2014	June 30, 2013

Total Index Series	$5,000	$4,000
Agricultural Sector Series	-	1,150
The Company	$5,000	$5,150

	Three months ended
	June 30, 2014	June 30, 2013

Total Index Series	$2,000	$750
Agricultural Sector Series	-	750
The Company	$2,000	$1,500

Note 7.Fees and Expenses (Continued)

Non-managing members introduced through qualified advisors, including the marketing representative, Uhlmann Price Securities, LLC, will not be charged a service fee.  Uhlmann Price Securities, LLC, an affiliate of the Managing Member, will be paid its introducing fee by the Managing Member without reimbursement from the Company. The Company incurred the following amount of servicing fees to the selling agents during the three and six months ended June 30, 2014 and 2013, respectively.

	Six months ended
	June 30, 2014	June 30, 2013

Total Index Series	$39,893	$49,546
Agricultural Sector Series	4,869	7,930
The Company	$44,762	$57,476

	Three months ended
	June 30, 2014	June 30, 2013

Total Index Series	$20,056	$22,591
Agricultural Sector Series	2,401	3,551
The Company	$22,457	$26,142

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

The Company incurred the following amount of support services fees during the three and six months ended June 30, 2014 and 2013, respectively.

	Six months ended
	June 30, 2014	June 30, 2013

Total Index Series	$115,792	$133,278
Agricultural Sector Series	2,774	5,498
The Company	$118,566	$138,776

	Three months ended
	June 30, 2014	June 30, 2013

Total Index Series	$58,626	$62,778
Agricultural Sector Series	956	2,547
The Company	$59,582	$65,325

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

Note 9.Financial Highlights

Financial highlights for non-managing members of the Company for the three and six months ended June 30, 2014 and 2013 are as follows:

	Total Index Series		Agricultural Sector Series
	Three months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total Return	0.26%	(0.14)%	(8.75)%	(7.15)%
Ratios to average members' equity
(net assets)
Total expenses (1) (3)	0.91%	0.94%	2.36%	1.45%
Net investment loss (2) (3)	(0.91)%	(0.93)%	(2.31)%	(1.44)%

	Total Index Series		Agricultural Sector Series
	Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total Return	4.79%	(7.84)%	1.53%	(8.95)%
Ratios to average members' equity
(net assets)
Total expenses (1) (3)	0.93%	0.94%	1.93%	1.39%
Net investment loss (2) (3)	(0.92)%	(0.93)%	(1.90)%	(1.38)%

Note 9.Financial Highlights (Continued)

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

Note 11.Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2014, the statements of operations for the three and six months ended June 30, 2014 and 2013 and changes in members’ equity (net assets) for the six months ended June 30, 2014 and 2013 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of June 30, 2014, results of operations for the three and six months ended June 30, 2014 and 2013 and changes in members’ equity (net assets) for the six months ended June 30, 2014 and 2013.  The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2013 Form 10-K as filed with the SEC.

Note 12.Subsequent Events

The Company’s management evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

Subsequent to June 30, 2014,  subscriptions and withdrawals of interests were as follows:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals
July	$-	$(1,964,788)	$-	$(60,848)	$-	$(2,025,636)
August	110,348	-	81,180	-	191,528	-

Total	$110,348	$(1,964,788)	$81,180	$(60,848)	$191,528	$(2,025,636)

Effective August 4, 2014, Ms. Maura A. Clark, is no longer acting Chief Financial Officer of Price Asset Management, Inc.  Ms. Marilyn Cleeff has been appointed as PAM’s Chief Financial Officer effective August 4, 2014.

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

LIQUIDITY

Approximately 90% of the Company’s assets, excluding the assets used to satisfy margin requirements, are invested in U.S. government securities, including securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission (CFTC) -authorized investments and certain other money market instruments at one or more federally chartered U.S. banking institutions.  The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses.  Price Asset Management, Inc. (the Managing Member) will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the futures trading, the Company’s assets are highly liquid and are expected to remain so.  During its operations through June 30, 2014, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

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

Three Months ended June 30, 2014

Total Index Series

During the second quarter of 2014, the Total Index Series achieved a net realized and unrealized gain of $1,142,704 from its trading operations, which is net of brokerage commissions of $108,019.  The Total Index Series incurred total expenses of $530,691 including $354,399 in Management Fees (paid to the Managing Member), $20,056 in Servicing Fees (paid to Selling Agents), $101,032 in operating expenses, and $58,626 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).   The Total Index Series earned $3,422 in interest income.  An analysis of trading losses (net of all trading fees and expenses) by market sector is as follows:

Sector	Percentage Gain (Loss)
Agricultural	(2.86)%
Energy	2.03%
Metals	1.37%

Total Portfolio	0.54%

The Total Index Series posted a net gain of 1.17% in April.  All three sectors, agricultural, energy and metals posted gains of .56, .41%, and .19%,  respectively.  Highest grossing commodities for the Total Index Series’ performance in April were nickel, natural gas, soybean meal, hard red winter wheat and soybeans.

The Total Index Series posted a net loss of (1.78)% in May.  The energy sector posted a gain of .52% while the agricultural and metals sectors posted losses of (2.28)% and (.02%), respectively. Highest grossing commodities for the Total Index Series’ performance in May were nickel, cocoa, copper, palladium and crude oil.

The Total Index Series posted a net gain of 1.15% in June.  The energy and metals sectors posted a gain of 1.10% and 1.20%, respectively, while the agricultural sector posted  a loss of (1.14)%. Highest grossing commodities for the Total Index Series’ performance in June were silver, live cattle, zinc, lumber and lean hogs.

Agricultural Sector Series

During the second quarter of 2014, the Agricultural Sector Series achieved a net realized and unrealized loss of $329,416, from its trading operations, which is net of brokerage commissions of $3,172.  The Agricultural Sector Series incurred total expenses of $23,267, including $6,218 in Management Fees (paid to the Managing Member), $2,401 in Servicing Fees (paid to selling agents), $13,692 in operating expenses, and $956 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Agricultural Sector Series earned $485 in interest income.

The Agricultural Sector Series posted a net gain of 1.34% in April. Highest grossing commodities for the Agricultural Sector Series’ performance in April were soybean meal, hard red winter wheat, soybeans, orange juice and robusta coffee.

The Agricultural Sector Series posted a net loss of (6.66)% in May. Highest grossing commodities for the Agricultural Sector Series’ performance in May were cocoa, oats, lean hogs, live cattle and soybean meal.

The Agricultural Sector Series posted a net loss of (3.52) in June. Highest grossing commodities for the Agricultural Sector Series’ performance in June were live cattle, lumber, lean hogs, rubber and robusta coffee.

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

CONTRACTUAL OBLIGATIONS

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts.  All such contracts are settled by offset, not delivery.  The Financial Statements of the Company present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the open futures and other investments at June 30, 2014 (unaudited) and December 31, 2013.

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

Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Total Index Series’ open positions by market category for the quarter ended June 30, 2014 and fiscal year ended December 31, 2013.  During the quarter ended June 30, 2014 and the fiscal year ended December 31, 2013, the Total Index Series’ average total capitalization was approximately $227,319,590 and $246,216,757, respectively.

TotaI Index Series
Three Months Ended June 30, 2014
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$11.02	4.8%	$11.48	$10.71

Fiscal Year Ended December 31, 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$13.01	5.3%	$14.36	$11.15

Average, highest and lowest Value at Risk amounts relate to the quarter end amounts during the relevant period. Average Capitalization is the average of the Total Index Series’ capitalization at the end of each month during the relevant period. Dollar amounts represent millions of dollars.

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Agricultural Sector Series’ open positions by market category for the quarter ended June 30, 2014 and fiscal year ended December 31, 2013.  During the quarter ended June 30, 2014 and the fiscal year ended December 31, 2013, the Agricultural Sector Series’ average total capitalization was approximately $5,966,000 and $11,103,987, respectively.

Agricultural Sector Series
Three Months Ended June 30, 2014
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.19	5.0%	$0.21	$0.18

Fiscal Year Ended December 31, 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.59	5.3%	$0.72	$0.36

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

ITEM 4.CONTROLS AND PROCEDURES

The Managing Member, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Company and each Series as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Company and each Series.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 30, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2014, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: April: $0;  May: $2,685,727; and June: $100,000.

During the second quarter of 2014, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts: April: $0; May: $0; and June: $0.

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

The following table summarizes the withdrawals by Members from the Total Index Series during the six months ended June 30, 2014:

Total Index Series
Date of Closing	Total Amount of Withdrawals
April 30, 2014	$5,759,869
May 31, 2014	$3,931,742
June 30, 2014	$2,613,277

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the six months ended June 30, 2014:

Agricultural Sector Series
Date of Closing	Total Amount of Withdrawals
April 30, 2014	$-
May 31, 2014	$45,923
June 30, 2014	$83,763

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
101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2014, filed with the SEC on  August 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Statements of Financial Condition as of June 30, 2014 and December 31, 2013, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended June 30, 2014 and June 30, 2013; (iii) the Unaudited Condensed Schedule of Investments as of June 30, 2014 and December 31, 2013; (iv) the Unaudited Statements of Changes in Members’ Equity as of June 30, 2014 and June 30, 2013, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2014	RICI® Linked – PAM Advisors Fund, LLC
(Registrant)

By: Price Asset Management, Inc.
Managing Member

By: /s/ John D. Reese
John D. Reese
Principal Executive Officer

By: /s/ Marilyn S. Cleeff
Marilyn S. Cleeff
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3
32.1	Section 1350 Certification of Principal Executive Officer	E-4
32.2	Section 1350 Certification of Principal Financial Officer	E-5
101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2014, filed with the SEC on  August 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Statements of Financial Condition as of June 30, 2014 and December 31, 2013, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended June 30, 2014 and December 31, 2013; (iii) the Unaudited Condensed Schedule of Investments as of June 30, 2014 and December 31, 2013; (iv) the Unaudited Statements of Changes in Members’ Equity as of June 30, 2014 and June 30, 2013, and (v) Notes to Unaudited Consolidated Financial Statements.