Form 10-Q
period 2014-09-30
RICI Linked - PAM Advisors Fund, LLC
filed 2014-11-14
CIK 1462567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The following unaudited financial statements of RICI® Linked – PAM Total Index Series and RICI® Linked – PAM Agricultural Sector Series, each a series of RICI® Linked – PAM Advisors Fund, LLC, as well as the unaudited financial statements of RICI® Linked – PAM Advisors Fund, LLC, are included in Item 1:

RICI® Linked - PAM Advisors Fund, LLC

Statements of Financial Condition

September 30, 2014 (Unaudited) and December 31, 2013

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Assets
Equity in broker trading accounts
Cash	$33,919,577	$29,005,532	$1,845,947	$2,152,461	$35,765,524	$31,157,993
Net unrealized loss on open futures contracts	(13,123,546)	(2,740,705)	(283,102)	(161,948)	(13,406,648)	(2,902,653)
	20,796,031	26,264,827	1,562,845	1,990,513	22,358,876	28,255,340

Cash and cash equivalents	2,711,910	8,840,635	241,231	80,191	2,953,141	8,920,826
Investments
Government-sponsored enterprise securities, at fair value	173,992,200	184,959,750	1,199,952	4,999,085	175,192,152	189,958,835
Mutual funds, at fair value	-	8,000,033	-	50,001	-	8,050,034
Total assets	$197,500,141	$228,065,245	$3,004,028	$7,119,790	$200,504,169	$235,185,035

Liabilities and Members' Equity (Net Assets)
Accrued operating expenses	$174,736	$159,925	$31,442	$65,324	$206,178	$225,249
Management fee payable to Managing Member	106,692	123,416	1,594	3,803	108,286	127,219
Support services fee payable	16,405	18,977	245	585	16,650	19,562
Servicing fee payable to selling agent	17,944	20,226	2,012	2,538	19,956	22,764
Prepaid subscriptions	300,000	-	-	-	300,000	-
Withdrawals payable	4,322,946	6,271,310	48,612	8,532	4,371,558	6,279,842
	4,938,723	6,593,854	83,905	80,782	5,022,628	6,674,636
Members' equity (net assets)	192,561,418	221,471,391	2,920,123	7,039,008	195,481,541	228,510,399

Total liabilities and members' equity (net assets)	$197,500,141	$228,065,245	$3,004,028	$7,119,790	$200,504,169	$235,185,035

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

September 30, 2014 (Unaudited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Net Unrealized		Net Unrealized		Net Unrealized
	Gain (Loss)	Percent of	Gain (Loss)	Percent of	Gain (Loss)	Percent of
	on Open	Members'	on Open	Members'	on Open	Members'
	Long Futures	Equity	Long Futures	Equity	Long Futures	Equity
	Contracts	(Net Assets)	Contracts	(Net Assets)	Contracts	(Net Assets)
Futures contracts
United States
Agriculture	$(6,224,974)	(3.23)%	$-	-%	$(6,495,660)	(3.32)%
25 Dec 2014 Corn Contracts	-	-	(55,425)	(1.90)	-	-
17 Dec 2014 CBT Wheat Contracts	-	-	(58,750)	(2.01)	-	-
9 Dec 2014 CBT Soybean Oil Contracts	-	-	(32,028)	(1.10)	-	-
12 Dec 2014 NYCE Cotton Contracts	-	-	(76,205)	(2.61)	-	-
Other*	-	-	(48,278)	(1.65)	-	-
Energy*	(564,657)	(0.29)	-	-	(564,657)	(0.29)
Metals*	(2,737,095)	(1.42)	-	-	(2,737,095)	(1.40)
Total futures contracts - United States	(9,526,726)	(4.94)	(270,686)	(9.27)	(9,797,412)	(5.01)
Foreign
Agriculture*	(266,875)	(0.14)	(12,416)	(0.43)	(279,291)	(0.14)
Energy*	(1,688,400)	(0.88)	-	-	(1,688,400)	(0.86)
Metals*	(1,641,545)	(0.85)	-	-	(1,641,545)	(0.84)
Total futures contracts - Foreign	(3,596,820)	(1.87)	(12,416)	(0.43)	(3,609,236)	(1.84)
Total net unrealized loss on open futures contracts	$(13,123,546)	(6.81)%	$(283,102)	(9.70)%	$(13,406,648)	(6.85)%
				\
* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.
The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

September 30, 2014 (Unaudited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
			Percent of			Percent of			Percent of
			Members'			Members'			Members'
Government-sponsored enterprise securities			Equity			Equity			Equity
United States	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)
U.S. Treasury Bills
$22,000,000 Treasury bill due 10/16/2014	$21,996,791	$22,000,000	11.42%	$-	$-	-%	$21,996,791	$22,000,000	11.25%
$30,000,000 Treasury bill due 12/11/2014	29,990,804	29,999,100	15.58	-	-	-	29,990,804	29,999,100	15.35
$60,000,000 Treasury bill due 12/26/2014	59,984,687	59,997,600	31.16	-	-	-	59,984,687	59,997,600	30.69
$1,200,000 Treasury bill due 12/26/2014	-	-	-	1,199,698	1,199,952	41.09	1,199,698	1,199,952	0.61
$17,000,000 Treasury bill due 01/02/2015	16,996,272	16,999,150	8.83	-	-	-	16,996,272	16,999,150	8.70
$20,000,000 Treasury bill due 01/02/2015	19,995,614	19,999,000	10.39	-	-	-	19,995,614	19,999,000	10.23
$5,000,000 Treasury bill due 02/12/2015	4,998,874	4,999,650	2.60	-	-	-	4,998,874	4,999,650	2.56
$10,000,000 Treasury bill due 02/19/2015	9,997,632	9,999,000	5.19	-	-	-	9,997,632	9,999,000	5.12
$10,000,000 Treasury bill due 03/05/2015	9,997,632	9,998,700	5.19	-	-	-	9,997,632	9,998,700	5.11
Total Government-sponsored enterprise securities	$173,958,306	$173,992,200	90.36%	$1,199,698	$1,199,952	41.09%	$175,158,004	$175,192,152	89.62%

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

December 31, 2013

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Net Unrealized		Net Unrealized		Net Unrealized
	Gain (Loss)	Percent of	Gain (Loss)	Percent of	Gain (Loss)	Percent of
	on Open	Members'	on Open	Members'	on Open	Members'
	Long Futures	Equity	Long Futures	Equity	Long Futures	Equity
	Contracts	(Net Assets)	Contracts	(Net Assets)	Contracts	(Net Assets)
Futures contracts
United States
Agriculture	$(1,751,053)	(0.79)%	$-	-%	$(1,895,328)	(0.83)%
31 March 2014 CBOT Wheat Contracts	-	-	(109,188)	(1.55)	-	-
Other*	-	-	(35,086)	(0.50)	-	-
Energy*	298,019	0.13	-	-	298,019	0.13
Metals*	(738,170)	(0.33)	-	-	(738,170)	(0.32)
Total futures contracts - United States	(2,191,204)	(0.99)	(144,274)	(2.05)	(2,335,479)	(1.02)
Foreign
Agriculture*	(122,960)	(0.06)	(17,674)	(0.25)	(140,634)	(0.06)
Energy*	(128,822)	(0.06)	-	-	(128,822)	(0.06)
Metals*	(297,719)	(0.13)	-	-	(297,719)	(0.13)
Total futures contracts - Foreign	(549,501)	(0.25)	(17,674)	(0.25)	(567,174)	(0.25)
Total net unrealized loss on open futures contracts	$(2,740,705)	(1.24)%	$(161,948)	(2.30)%	$(2,902,653)	(1.27)%

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

RICI® Linked - PAM Advisors Fund, LLC

Statements of Operations

For the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Total Index Series				Agricultural Sector Series				Total RICI® Linked - PAM Advisors Fund, LLC
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Realized and unrealized gains (losses) on investments
Realized gains (losses) on futures contracts	$(14,413,926)	$4,844,875	$(5,356,046)	$(8,442,841)	$(415,255)	$(382,710)	$64,928	$(1,260,446)	$(14,829,181)	$4,462,165	$(5,291,118)	$(9,703,287)
Realized gains on securities	20,409	46,374	83,653	191,679	47	3,438	1,092	8,845	20,456	49,812	84,745	200,524
Change in unrealized gains (losses) on open futures contracts	(13,248,826)	5,702,034	(10,382,840)	(465,702)	(124,512)	368,809	(121,154)	353,215	(13,373,338)	6,070,843	(10,503,994)	(112,487)
Change in unrealized gains (losses) on securities	16,420	2,856	10,900	(37,355)	356	(1,730)	97	(2,953)	16,776	1,126	10,997	(40,308)
Brokerage commissions	(99,367)	(110,876)	(337,302)	(378,711)	(3,146)	(4,773)	(12,183)	(19,587)	(102,513)	(115,649)	(349,485)	(398,298)
Net realized and unrealized gain (loss) on investments	(27,725,290)	10,485,263	(15,981,635)	(9,132,930)	(542,510)	(16,966)	(67,220)	(920,926)	(28,267,800)	10,468,297	(16,048,855)	(10,053,856)

Investment income
Interest income	2,382	2,856	10,540	11,988	248	291	1,261	873	2,630	3,147	11,801	12,861
	2,382	2,856	10,540	11,988	248	291	1,261	873	2,630	3,147	11,801	12,861
Expenses
Management fees	339,313	399,333	1,060,433	1,266,107	5,118	14,916	23,162	50,674	344,431	414,249	1,083,595	1,316,781
Operating expenses	112,206	121,969	310,083	343,414	12,252	12,979	39,501	41,418	124,458	134,948	349,584	384,832
Support services fee	52,174	61,403	167,966	194,680	788	2,294	3,562	7,792	52,962	63,697	171,528	202,472
Servicing fees	17,945	21,928	57,838	71,475	2,012	2,882	6,881	10,813	19,957	24,810	64,719	82,288
	521,638	604,633	1,596,320	1,875,676	20,170	33,071	73,106	110,697	541,808	637,704	1,669,426	1,986,373
Net investment loss	(519,256)	(601,777)	(1,585,780)	(1,863,688)	(19,922)	(32,780)	(71,845)	(109,824)	(539,178)	(634,557)	(1,657,625)	(1,973,512)
Net income (loss)	$(28,244,546)	$9,883,486	$(17,567,415)	$(10,996,618)	$(562,432)	$(49,746)	$(139,065)	$(1,030,750)	$(28,806,978)	$9,833,740	$(17,706,480)	$(12,027,368)

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Statement of Changes in Members' Equity (Net Assets)

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
	Managing Member	Non- Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Members' equity (net assets)
December 31, 2013	$36,417	$221,434,974	$221,471,391	$32,352	$7,006,656	$7,039,008	$68,769	$228,441,630	$228,510,399
Subscriptions, net	-	22,723,065	22,723,065	-	81,180	81,180	-	22,804,245	22,804,245
Withdrawals	-	(34,065,623)	(34,065,623)	-	(4,061,000)	(4,061,000)	-	(38,126,623)	(38,126,623)
Net income	(2,807)	(17,564,608)	(17,567,415)	(4,510)	(134,555)	(139,065)	(7,317)	(17,699,163)	(17,706,480)

Members' equity (net assets)
September 30, 2014	$33,610	$192,527,808	$192,561,418	$27,842	$2,892,281	$2,920,123	$61,452	$195,420,089	$195,481,541

Members' equity (net assets)
December 31, 2012	$38,321	$271,322,775	$271,361,096	$36,801	$11,778,227	$11,815,028	$75,122	$283,101,002	$283,176,124
Subscriptions, net	-	27,164,374	27,164,374	-	372,188	372,188	-	27,536,562	27,536,562
Withdrawals	-	(56,710,215)	(56,710,215)	-	(2,753,554)	(2,753,554)	-	(59,463,769)	(59,463,769)
Net loss	(1,377)	(10,995,241)	(10,996,618)	(3,238)	(1,027,512)	(1,030,750)	(4,615)	(12,022,753)	(12,027,368)

Members' equity (net assets)
September 30, 2013	$36,944	$230,781,693	$230,818,637	$33,563	$8,369,349	$8,402,912	$70,507	$239,151,042	$239,221,549

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

Cash and cash equivalents: Cash and cash equivalents include highly liquid instruments with original maturities of three months or less at the date of acquisition and investment in money market funds.

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

The FASB provides guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements.  The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  Through September 30, 2014 management has determined that there are no material uncertain income tax positions.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Description	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1

Equity in broker trading
accounts
Open future contracts	$(13,123,546)	$(2,740,705)	$(283,102)	$(161,948)	$(13,406,648)	$(2,902,653)
Cash and cash equivalents
Money market funds	2,282,964	8,236,611	233,452	28,311	2,516,416	8,264,922
Investments
Government-sponsored
enterprise securities	173,992,200	184,959,750	1,199,952	4,999,085	175,192,152	189,958,835
Mutual funds	-	8,000,033	-	50,001	-	8,050,034
	$163,151,618	$198,455,689	$1,150,302	$4,915,449	$164,301,920	$203,371,138

Note 2.Fair Value of Financial Instruments (Continued)

At September 30, 2014 and December 31, 2013 the Company had no Level 2 or Level 3 assets or liabilities.  The Company assesses the levels or assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstance that caused the transfer.  There was no transfer among Levels 1, 2 and 3 during the period ended September 30, 2014 and year ended December 31, 2013.

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

Total Index Series

As of September 30, 2014 and December 31, 2013 the Total Index Series’ derivative contracts had the following impact on the statement of financial condition:

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	September 30, 2014	September 30, 2014	Net

Futures:	Commodity price	Equity in broker trading accounts
Agriculture			$492,610	$(6,984,459)	$(6,491,849)
Energy			157,380	(2,410,437)	(2,253,057)
Metals			1,865,534	(6,244,174)	(4,378,640)

			$2,515,524	$(15,639,070)	$(13,123,546)

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	December 31, 2013	December 31, 2013	Net

Futures:	Commodity price	Equity in broker trading accounts
Agriculture			$927,126	$(2,801,139)	$(1,874,013)
Energy			585,353	(416,156)	169,197
Metals			2,153,694	(3,189,583)	(1,035,889)

			$3,666,173	$(6,406,878)	$(2,740,705)

Note 3.Derivative Instruments (Continued)

For the three and nine months ended September 30, 2014 and 2013 the Total Index Series’ derivative contracts had the following impact on the statement of operations:

		Nine months ended September 30, 2014
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(4,634,764)	$(4,617,836)	$(9,252,600)
Energy		(2,407,169)	(2,422,254)	(4,829,423)
Metals		1,685,887	(3,342,750)	(1,656,863)

		$(5,356,046)	$(10,382,840)	$(15,738,886)

		Nine months ended September 30, 2013
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(10,466,220)	$2,774,230	$(7,691,990)
Energy		10,055,321	(2,597,013)	7,458,308
Metals		(8,031,942)	(642,919)	(8,674,861)

		$(8,442,841)	$(465,702)	$(8,908,543)

		Three months ended September 30, 2014
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(8,860,061)	$(3,220,633)	$(12,080,694)
Energy		(8,681,356)	(3,016,566)	(11,697,922)
Metals		3,127,491	(7,011,627)	(3,884,136)

		$(14,413,926)	$(13,248,826)	$(27,662,752)

		Three months ended September 30, 2013
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(3,245,352)	$3,148,387	$(96,965)
Energy		9,783,786	(2,124,208)	7,659,578
Metals		(1,693,559)	4,677,855	2,984,296

		$4,844,875	$5,702,034	$10,546,909

For the nine months ended September 30, 2014 and 2013, the monthly average number of futures contracts bought and sold was approximately 5,498 and 6,695, respectively.

Notes 3.  Derivatives Instruments (Continued)

As of September 30, 2014 and December 31, 2013, the gross and net information related to derivatives eligible for offset had the following impact on the statement of financial condition:

	September 30, 2014
			Net Amount of
	Gross Amount Offset	Gross Amounts Offset	Unrealized Loss Presented
	Recognized Assets	in the Statement of	in the Statement
	and Liabilities	Financial Condition	of Financial Condition
Assets
U.S. and foreign futures contracts	$2,515,524	$(2,515,524)	$-

Liabilities
U.S. and foreign futures contracts	15,639,070	(2,515,524)	13,123,546

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of September 30, 2014
	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Posted/Deposited	Net Amount
Counterparty A	$(10,870,489)	$-	$10,870,489	$-
Counterparty B	(2,253,057)	-	2,253,057	-
Total	$(13,123,546)	$-	$13,123,546	$-

	December 31, 2013
			Net Amount of
	Gross Amount Offset	Gross Amounts Offset	Unrealized Loss Presented
	Recognized Assets	in the Statement of	in the Statement
	and Liabilities	Financial Condition	of Financial Condition
Assets
U.S. and foreign futures contracts	$3,666,173	$(3,666,173)	$-

Liabilities
U.S. and foreign futures contracts	6,406,878	(3,666,173)	2,740,705

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of December 31, 2013
	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Posted/Deposited	Net Amount
Counterparty A	$(2,909,902)	$-	$2,909,902	$-
Counterparty B	169,197	-	(169,197)	-
Total	$(2,740,705)	$-	$2,740,705	$-

Note 3. Derivative Instruments (Continued)

Agricultural Sector Series

As of September 30, 2014 and December 31, 2013, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of financial condition:

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	September 30, 2014	September 30, 2014	Net

Futures:	Commodity price	Equity in broker trading accounts
Agriculture			$20,872	$(303,974)	$(283,102)
Energy			-	-	-
Metals			-	-	-

			$20,872	$(303,974)	$(283,102)

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	December 31, 2013	December 31, 2013	Net

Futures:	Commodity price	Equity in broker trading accounts
Agriculture			$84,852	$(246,800)	$(161,948)
Energy			-	-	-
Metals			-	-	-

			$84,852	$(246,800)	$(161,948)

For the three and nine months ended September 30, 2014 and 2013, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of operations:

		Three months ended September 30, 2014
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(415,255)	$(124,512)	$(539,767)
Energy		-	-	-
Metals		-	-	-

		$(415,255)	$(124,512)	$(539,767)

		Three months ended September 30, 2013
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(382,710)	$368,809	$(13,901)
Energy		-	-	-
Metals		-	-	-

		$(382,710)	$368,809	$(13,901)

For the nine months ended September 30, 2014 and 2013, the monthly average number of futures contracts bought and sold was approximately 243 and 354, respectively.

Note 3.  Derivative Instruments (Continued)

		Nine months ended September 30, 2014
	Contract Risk	Realized gains ( losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$64,928	$(121,154)	$(56,226)
Energy		-	-	-
Metals		-	-	-

		$64,928	$(121,154)	$(56,226)

		Nine months ended September 30, 2013
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(1,260,446)	$353,215	$(907,231)
Energy		-	-	-
Metals		-	-	-

		$(1,260,446)	$353,215	$(907,231)

As of September 30, 2014 and December 2013, the gross and net information related to derivatives eligible for offset had the following impact on the statement of financial condition.

	September 30, 2014
			Net Amount of
	Gross Amount Offset	Gross Amounts Offset	Unrealized Loss Presented
	Recognized Assets	in the Statement of	in the Statement
	and Liabilities	Financial Condition	of Financial Condition
Assets
U.S. and foreign futures contracts	$20,872	$(20,872)	$-

Liabilities
U.S. and foreign futures contracts	303,974	(20,872)	283,102

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of September 30, 2014
	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Posted/Deposited	Net Amount

Counterparty A	$(195,089)	$-	$195,089	$-
Counterparty B	(88,013)	-	88,013	-
Total	$(283,102)	$-	$283,102	$-

Note 3.  Derivative Instruments (Continued)

	December 31, 2013
			Net Amount of
	Gross Amount Offset	Gross Amounts Offset	Unrealized Loss Presented
	Recognized Assets	in the Statement of	in the Statement
	and Liabilities	Financial Condition	of Financial Condition
Assets
U.S. and foreign futures contracts	$84,852	$(84,852)	$-

Liabilities
U.S. and foreign futures contracts	246,800	(84,852)	161,948

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of December 31, 2013
	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Posted/Deposited	Net Amount

Counterparty A	$(28,603)	$-	$28,603	$-
Counterparty B	(133,345)	-	133,345	-
Total	$(161,948)	$-	$161,948	$-

Note 4.Equity in Broker Trading Accounts

Cash and financial instruments held at the Company’s clearing brokers collateralize amounts due to the clearing brokers, if any, and may serve to satisfy regulatory or clearing broker margin requirements.  The Company earns interest on its assets deposited with brokers.  At September 30, 2014 and December 31, 2013, the following amounts of cash were held at clearing brokers to satisfy margin requirements.

	September 30, 2014	December 31, 2013

Total Index Series	$9,424,800	$11,154,801
Agricultural Sector Series	215,752	366,492

Note 5.Subscriptions, Withdrawals, and Distributions

Subscriptions are effective at the opening of business on the first day of trading of the next calendar month; however, the Managing Member may accept prepaid subscriptions for Interests any day during the month which are included in prepaid subscriptions on the accompanying statement of financial condition.  Class A Interests were issued through October 2011.  Class B Interests were issued for contributions received on or after November 1, 2011 and are identical to Class A Interests in all respects, except that Class A Interests of each Series were allocated items of expense related to events occurring on or prior to October 31, 2011.

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

Note 7.Fees and Expenses

Each Series pays the Managing Member a monthly management fee of 0.054167 percent of the month-end Net Asset Value of each non-managing member's capital account in the Company (0.65 percent per annum).  The Managing Member may waive or reduce its management fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction. There were no waived management fees for the three and nine months ended September 30, 2014 and 2013.

The management fees for the three and nine months ended September 30, 2014 and 2013 were as follows and are reflected in the statements of operations.

	Nine months ended
	September 30, 2014	September 30, 2013

Total Index Series	$1,060,433	$1,266,107
Agricultural Sector Series	23,162	50,674
The Company	$1,083,595	$1,316,781

	Three months ended
	September 30, 2014	September 30, 2013

Total Index Series	$339,313	$399,333
Agricultural Sector Series	5,118	14,916
The Company	$344,431	$414,249

Non-managing members in the Company introduced by their respective selling agents may be charged a monthly service fee of 0.0833 percent (1 percent per annum) payable to the selling agent.  They may also be charged an upfront sales fee of up to one percent of the subscriptions amount that is deducted from the subscription proceeds and paid to the applicable selling agent, if any.  For the three and nine months ended September 30, 2014 and 2013 subscriptions are net of the following amounts in sales fees that were charged to applicable non-managing members.

	Nine months ended
	September 30, 2014	September 30, 2013

Total Index Series	$5,500	$4,125
Agricultural Sector Series	820	1,550
The Company	$6,320	$5,675

	Three months ended
	September 30, 2014	September 30, 2013

Total Index Series	$500	$125
Agricultural Sector Series	820	400
The Company	$1,320	$525

Note 7.Fees and Expenses (Continued)

Non-managing members introduced through qualified advisors, including the marketing representative, Uhlmann Price Securities, LLC, will not be charged a service fee.  Uhlmann Price Securities, LLC, an affiliate of the Managing Member, will be paid its introducing fee by the Managing Member without reimbursement from the Company. The Company incurred the following amount of servicing fees to the selling agents during the three and nine months ended September 30, 2014 and 2013, respectively.

	Nine months ended
	September 30, 2014	September 30, 2013

Total Index Series	$57,838	$71,475
Agricultural Sector Series	6,881	10,813
The Company	$64,719	$82,288

	Three months ended
	September 30, 2014	September 30, 2013

Total Index Series	$17,945	$21,928
Agricultural Sector Series	2,012	2,882
The Company	$19,957	$24,810

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

The Company incurred the following amount of support services fees during the three and nine months ended September 30, 2014 and 2013, respectively.

	Nine months ended
	September 30, 2014	September 30, 2013

Total Index Series	$167,966	$194,680
Agricultural Sector Series	3,562	7,792
The Company	$171,528	$202,472

	Three months ended
	September 30, 2014	September 30, 2013

Total Index Series	$52,174	$61,403
Agricultural Sector Series	788	2,294
The Company	$52,962	$63,697

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

Note 9.Financial Highlights

Financial highlights for non-managing members of the Company for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Total Index Series		Agricultural Sector Series
	Three months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total Return	(12.47)%	3.99%	(15.85)%	(0.50)%
Ratios to average members' equity
(net assets)
Total expenses (1) (3)	0.96%	1.00%	2.42%	1.44%
Net investment loss (2) (3)	(0.95)%	(0.99)%	(2.39)%	(1.43)%

	Total Index Series		Agricultural Sector Series
	Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total Return	(8.28)%	(4.16)%	(14.56)%	(9.40)%
Ratios to average members' equity
(net assets)
Total expenses (1) (3)	0.94%	0.96%	2.05%	1.41%
Net investment loss (2) (3)	(0.93)%	(0.95)%	(2.01)%	(1.39)%

Note 9.Financial Highlights (Continued)

(1) The ratio of operating expenses to average members’ equity (net asset) values does not include brokerage commissions.

(2)  Net investment loss does not include net realized and unrealized gains and losses and the related brokerage commissions of the Series.

(3)  Annualized.

Each ratio is calculated for the non-managing members taken as a whole. Total return is based on the change in value during the period of a theoretical investment made in each Series at the beginning of each calendar month during the period. The computation of an individual non-managing member’s ratios may vary from the ratios calculated above based on any fee waivers,  the timing of capital transactions in participation of gains or losses resulting from MF Global. The computation of an individual non-managing member’s ratios may vary from the ratios calculated above based on any fee waivers, timing of capital transactions in participation of gains or losses resulting from MF Global (see further discussion in the Company’s 2013 Form 10K).

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

Note 11.Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2014, the statements of operations for the three and nine months ended September 30, 2014 and 2013 and changes in members’ equity (net assets) for the nine months ended September 30, 2014 and 2013 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of September 30, 2014, results of operations for the three and nine months ended September 30, 2014 and 2013 and changes in members’ equity (net assets) for the nine months ended September 30, 2014 and 2013.  The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2013 Form 10-K as filed with the SEC.

Note 12.Subsequent Events

The Company’s management evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

Subsequent to September 30, 2014,  subscriptions and withdrawals of interests were as follows:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals
October	$320,838	$4,309,314	$-	$-	$320,838	$4,309,314
November	-	2,921,773	-	-	-	2,921,773

Total	$320,838	$7,231,087	$-	$-	$320,838	$7,231,087

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

LIQUIDITY

Approximately 90% of the Company’s assets, excluding the assets used to satisfy margin requirements, are invested in U.S. government securities, including securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission (CFTC) -authorized investments and certain other money market instruments at one or more federally chartered U.S. banking institutions.  The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses.  Price Asset Management, Inc. (the Managing Member) will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the futures trading, the Company’s assets are highly liquid and are expected to remain so.  During its operations through September 30, 2014, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

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

Three Months ended September 30, 2014

Total Index Series

During the third quarter of 2014, the Total Index Series achieved a net realized and unrealized loss of $27,725,290 from its trading operations, which is net of brokerage commissions of $99,367.  The Total Index Series incurred total expenses of $521,638 including $339,313 in Management Fees (paid to the Managing Member), $17,945 in Servicing Fees (paid to selling agents), $112,206 in operating expenses, and $52,174 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Total Index series earned $2,382 in interest income.  An analysis of trading gains and losses by market sector is as follows:

Sector	Percentage Gain (Loss)
Agricultural	(5.51)%
Energy	(5.31)%
Metals	(1.85)%

Total Portfolio	(12.67)%

The Total Index Series posted a net loss of (5.07)% in July. The metals sector posted a modest gain of 0.13% and the agricultural and energy sectors posted a net loss of (2.52)% and (2.68)%, respectively.    Highest grossing commodities for the Total Index Series’ performance in July were oats, zinc, aluminum, robusta coffee and palladium.

The Total Index Series posted a net loss of (0.97)% in August. All three sectors, agricultural, energy and metals posted losses of (0.38)%, (0.46)% and (0.13)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in August were milk, cotton, natural gas, lumber and aluminum.

The Total Index Series posted a net loss of (6.63)% in September. All three sectors, agricultural, energy and metals  posted a loss of (2.61)%, (2.17)% and (1.85)%, respectively.  The highest grossing commodities for the Total Index Series’ performance in September were live cattle, milk, lean hogs, soybean oil and rice.

Agricultural Sector Series

During the third quarter of 2014, the Agricultural Sector Series achieved a net realized and unrealized loss of $542,510 from its trading operations, which is net of brokerage commissions of $3,146.  The Agricultural Sector Series incurred total expenses of $20,170, including $5,118 in Management Fees (paid to the Managing Member), $2,012 in Servicing Fees (paid to selling agents), $12,252 in operating expenses, and $788 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Agricultural Sector Series earned $248 in interest income.

The Agricultural Sector Series posted a net loss of (7.60)% in July. Highest grossing commodities for the Agricultural Sector Series’ performance in July were oats, robusta coffee, live cattle, milk and cocoa.

The Agricultural Sector Series posted a net loss of (1.32)% in August. Highest grossing commodities for the Agricultural Sector Series’ performance in August were milk, cotton, lumber, orange juice and oats.

The Agricultural Sector Series posted a net loss of (7.71)% in September. Highest grossing commodities for the Agricultural Sector Series’ performance in September were live cattle, milk, lean hogs, soybean oil and rice.

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

CONTRACTUAL OBLIGATIONS

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts.  All such contracts are settled by offset, not delivery.  The Financial Statements of the Company present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the open futures and other investments at September 30, 2014 (unaudited) and December 31, 2013.

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

Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Total Index Series’ open positions by market category for the quarter ended September 30, 2014 and fiscal year ended December 31, 2013.  During the quarter ended September 30, 2014 and the fiscal year ended December 31, 2013, the Total Index Series’ average total capitalization was approximately $205,969,585 and $246,216,757, respectively.

TotaI Index Series
Three Months Ended September 30, 2014
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$9.96	4.7%	$9.95	$9.22

Fiscal Year Ended December 31, 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$13.01	5.3%	$14.36	$11.15

Average, highest and lowest Value at Risk amounts relate to the quarter end amounts during the relevant period. Average Capitalization is the average of the Total Index Series’ capitalization at the end of each month during the relevant period. Dollar amounts represent millions of dollars.

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Agricultural Sector Series’ open positions by market category for the quarter ended September 30, 2014 and fiscal year ended December 31, 2013.  During the quarter ended September 30, 2014 and the fiscal year ended December 31, 2013, the Agricultural Sector Series’ average total capitalization was approximately $3,124,828 and $11,103,987, respectively.

Agricultural Sector Series
Three Months Ended September 30, 2014
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.16	5.0%	$0.17	$0.14

Fiscal Year Ended December 31, 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.59	5.3%	$0.72	$0.36

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

ITEM 4.CONTROLS AND PROCEDURES

The Managing Member, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Company and each Series as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Company and each Series.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 30, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2014, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: July: $0;  August: $110,348; and September:  $54,990.

During the third quarter of 2014, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts: July: $0; August:  $81,180; and September: $0.

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

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended September 30, 2014:

Total Index Series
Date of Closing	Total Amount of Withdrawals
July 31, 2014	$1,964,788
August 31, 2014	$1,568,581
September 30, 2014	$4,322,945

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended September 30, 2014:

Agricultural Sector Series
Date of Closing	Total Amount of Withdrawals
July 31, 2014	$60,848
August 31, 2014	$52,507
September 30, 2014	$48,612

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
101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2014, filed with the SEC on  November 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Statements of Financial Condition as of September 30, 2014 and December 31, 2013, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended September 30, 2014 and September 30, 2013; (iii) the Unaudited Condensed Schedule of Investments as of September 30, 2014 and December 31, 2013; (iv) the Unaudited Statements of Changes in Members’ Equity as of September 30, 2014 and September 30, 2013, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2014	RICI® Linked – PAM Advisors Fund, LLC
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
101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2014, filed with the SEC on  November 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Statements of Financial Condition as of September 30, 2014 and December 31, 2013, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended September 30, 2014 and December 31, 2013; (iii) the Unaudited Condensed Schedule of Investments as of September 30, 2014 and December 31, 2013; (iv) the Unaudited Statements of Changes in Members’ Equity as of September 30, 2014 and September 30, 2013, and (v) Notes to Unaudited Consolidated Financial Statements.