Form 10-K
period 2014-12-31
RICI Linked - PAM Advisors Fund, LLC
filed 2015-03-30
CIK 1462567

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [X] (do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2014, 2013 and 2012 and Report of  Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2014, is incorporated by reference into Part I Item 1, Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

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

As of February 28, 2015, the aggregate net asset value of the Total Index Series was $119,069,979 and the aggregate net asset value of the Agricultural Sector Series was $2,473,716.   The Company’s fiscal year ends on December 31.

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

(b)   Holders

As of February 28, 2015, there were 686 holders of Total Index Series Interests, 50 holders of Agricultural Sector Series Interests, 0 holders of Energy Sector Series Interests and 0 holders of Metal Sector Series Interests.

(c)   Dividends

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)   Recent Sales of Unregistered Securities

The Company uses proceeds from sales of securities for futures trading.

During the last fiscal quarter of 2014, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: October – $320,838, November – $0 and December –$190,514.

During the last fiscal quarter of 2014, the Agricultural Sector Series issued no new Interests.

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

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended December 31, 2014:

Date of Closing	Total Amount of Withdrawals
October 31, 2014	$2,924,988
November 30, 2014	$1,485,184
December 31, 2014	$9,216,197

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended December 31, 2014:

50,388
Date of Closing	Total Amount of Withdrawals
October 31, 2014	$0
November 30, 2014	$207,339
December 31, 2014	$119,824

Item 6.   Selected Financial Data

The following selected financial data of the Total Index Series, the Agricultural Sector Series, the Energy Sector Series and the Company as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is derived from the financial statements that have been audited by McGladrey LLP (“McGladrey”),  the Company’s independent registered public accounting firm.  This financial data should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Prospectus and with Management's Discussion and Analysis of Results of Operations and Financial Condition which follows.

Selected Financial Data
For the years ended December 31, 2014, 2013, 2012, 2011 & 2010
Total Index Series

	For the Year Ended
	2014	2013	2012	2011	2010
Revenue
Net realized and unrealized
gains (losses)	$(46,122,535)	$(12,145,182)	$5,902,364	$(21,538,929)	$56,542,242
Interest income	12,386	16,265	22,159	34,465	102,472
MF Global gain (loss)	-	-	5,688,660	(7,330,679)	-
Expenses
Administrative expenses	677,945	781,660	850,448	939,644	706,839
Brokerage commissions	442,511	493,450	528,501	577,517	486,898
Management fees	1,342,837	1,643,869	1,916,415	2,194,951	1,568,683
Net Income (Loss)	$(48,573,442)	$(15,047,896)	$8,317,819	$(32,547,255)	$53,882,294
Net Assets	$148,440,373	$221,471,391	$271,361,096	$293,026,367	$325,618,371

Selected Financial Data
For the years ended December 31, 2014, 2013, 2012, 2011 & 2010
Agricultural Sector Series

	For the Year Ended
	2014	2013	2012	2011	2010
Revenue
Net realized and unrealized
gains (losses)	$129,237	$(1,169,084)	$247,924	$(2,781,852)	$4,792,177
Interest income	1,492	1,202	1,291	1,752	4,957
MF Global gain (loss)	-	-	347,629	(486,844)	-
Expenses
Administrative expenses	64,410	78,093	84,918	97,824	80,571
Brokerage commissions	13,163	24,601	27,763	34,806	43,746
Management fees	28,049	63,278	84,882	106,704	107,078
Net Income (Loss)	$25,107	$(1,333,854)	$399,281	$(3,506,278)	$4,565,739
Net Assets	$2,757,133	$7,039,008	$11,815,028	$11,588,246	$17,558,469

Selected Financial Data
For the years ended December 31, 2014, 2013, 2012, 2011 & 2010
Energy Sector Series

	For the Year Ended
	2014	2013	2012	2011	2010
Revenue
Net realized and unrealized
gains (losses)	$-	$-	$-	$-	$(204,828)
Interest income	-	-	-	-	883
Expenses
Administrative expenses	-	-	-	-	15,784
Brokerage commissions	-	-	-	-	3,433
Management fees	-	-	-	-	10,726
Net Income (Loss)	$-	$-	$-	$-	$(233,888)
Net Assets	$-	$-	$-	$-	$-

* The Energy Sector Series commenced operations on January 1, 2010 but ceased operations after paying out withdrawal proceeds with respect to the July 31, 2010 withdrawal date.

Selected Financial Data
For the years ended December 31, 2014, 2013, 2012, 2011 & 2010
RICI Linked - PAM Advisors LLC

	For the Year Ended
	2014	2013	2012	2011	2010
Revenue
Net realized and unrealized
gains (losses)	$(45,993,298)	$(13,314,266)	$6,150,288	$(24,320,781)	$61,334,419
Interest income	13,878	17,467	23,450	36,217	107,429
MF Global gain (loss)	-	-	6,036,289	(7,817,523)	-
Expenses
Administrative expenses	742,355	859,753	935,366	1,037,468	787,410
Brokerage commissions	455,674	518,051	556,264	612,323	530,644
Management fees	1,370,886	1,707,147	2,001,297	2,301,655	1,675,761
Net Income (Loss)	$(48,548,335)	$(16,381,750)	$8,717,100	$(36,053,533)	$58,448,033
Net Assets	$151,197,506	$228,510,399	$283,176,124	$304,614,613	$343,176,840

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Company generally holds approximately 90% of its assets as cash, cash equivalents with maturities of three months or less, U.S. government-sponsored enterprise securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments, shares of mutual funds and certain other money market investments (e.g., bankers acceptances and Eurodollar or other time deposits) through one or more federally chartered U.S. banking institutions.  The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses.  The Managing Member will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Company’s futures trading, the Company’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2014, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

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

Critical Accounting Estimates

The Company’s securities and derivative financial instruments are recorded on a trade date basis and at fair value.  The fair values of exchange traded futures contracts are based upon exchange settlement prices.  Shares of mutual funds, which include money market funds, are valued at the net asset value based on quoted market prices.  Government-sponsored enterprise securities valued using quoted market prices.

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

Three Months ended December 31, 2014

Total Index Series

During the fourth quarter of 2014, the Total Index Series achieved a net realized and unrealized loss of $30,583,411 from its trading operations, which is net of brokerage commissions of $105,209.  The Total Index Series incurred total expenses of $423,462 including $282,403 in Management Fees (paid to the Managing Member), $14,824 in Servicing Fees (paid to selling agents), $83,812 in operating expenses, and $43,423 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Total Index series earned $1,846 in interest income.  An analysis of trading gains and losses by market sector is as follows:

Sector	Percentage Gain (Loss)
Agricultural	2.14%
Energy	(17.63)%
Metals	(1.44)%

Total Portfolio	(16.93)%

The Total Index Series posted a net loss of (1.71)% in October. The agricultural sector posted a gain of 2.49% and the energy and metals sectors posted a net loss of (3.84)% and (0.35)%, respectively.    Highest grossing commodities for the Total Index Series’ performance in October were corn, wheat, soybeans, aluminum, and soybean meal.

The Total Index Series posted a net loss of (6.55)% in November. All three sectors, agricultural, energy and metals posted losses of (0.18)%, (5.92)% and (0.45)%, respectively.  Highest grossing commodities for the Total Index Series’ performance in November were wheat, natural gas, KC wheat, milling wheat and orange juice.

The Total Index Series posted a net loss of (8.67)% in December. All three sectors, agricultural, energy and metals  posted a loss of (0.17)%, (7.86)% and (0.65)%, respectively.  The highest grossing commodities for the Total Index Series’ performance in December were wheat, corn, milling wheat, rubber, and cocoa.

Agricultural Sector Series

During the fourth quarter of 2014, the Agricultural Sector Series achieved a net realized and unrealized gain of $183,294 from its trading operations, which is net of brokerage commissions of $3,146.  The Agricultural Sector Series incurred total expenses of $19,353, including $4,886 in Management Fees (paid to the Managing Member), $1,927 in Servicing Fees (paid to selling agents), $11,788 in operating expenses, and $751 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Agricultural Sector Series earned $232 in interest income.

The Agricultural Sector Series posted a net gain of 6.96% in October. Highest grossing commodities for the Agricultural Sector Series’ performance in October were corm, CBT wheat, soybeans, soybean meal, and cotton.

The Agricultural Sector Series posted a net loss of (0.65)% in November. Highest grossing commodities for the Agricultural Sector Series’ performance in November were CBT wheat, KC wheat, orange juice, milling wheat, and live cattle.

The Agricultural Sector Series posted a net loss of (6.65)% in December. Highest grossing commodities for the Agricultural Sector Series’ performance in December were CBT wheat, corn, milling wheat, rubber, and Euro rapeseed.

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

Contractual Obligations

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts.  All such contracts are settled by offset, not delivery.  The Financial Statements of the Company present Condensed Schedules of Investments setting forth net unrealized appreciation (depreciation) of the Company’s open futures and other investments at December 31, 2014 and 2013.

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

The Company’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Company’s open positions by market category for each Series for the fiscal year ended December 31, 2014 and 2013.

As of December 31, 2014, the Total Index Series’ total capitalization was $148,440,378.

Total Index Series
Fiscal Year Ended December 31, 2014
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$ 10.53	5.1%	$ 11.71	$ 9.22

As of December 31, 2013, the Total Index Series’ total capitalization was $221,471,391.

Total Index Series
Fiscal Year Ended December 31, 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$ 13.01	5.3%	$ 14.36	$ 11.15

Average, highest and lowest Value at Risk amounts relate to the month-end amounts during the fiscal year.  Average Capitalization is the average of the Total Index Series’ capitalization at the end of each month during the fiscal year.  Dollar amounts represent millions of dollars.

As of December 31, 2014, the Agricultural Sector Series’ total capitalization was $2,757,133.

Agricultural Sector Series
Agricultural Sector Series
Fiscal Year Ended December 31, 2014
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$ 0.20	5.0%	$ 0.35	$ 0.14

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

    The following were the primary trading risk exposures of the Company as of December 31, 2014 by market sector.

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

Item 8.   Financial Statements and Supplementary Data

The Company’s financial statements as required by this item, for the fiscal years ended December 31, 2014, 2013 and 2012 are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2014 and 2013.  This information has not been audited.  However, in the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made.  Interim results are subject to significant seasonal variations and are not indicative of the results of operations to be expected for a full fiscal year.

Financial Statements and Supplementary Data - Unaudited
Total Index Series

	Fourth Quarter 2014	Third Quarter 2014	Second Quarter 2014	First Quarter 2014
Revenue
Total net realized and unrealized gains (losses)	$(30,478,202)	$(27,625,923)	$1,250,723	$10,730,867
Interest income	1,846	2,382	3,422	4,736
Expenses
Administrative expenses	142,058	182,325	179,714	173,848
Brokerage commissions	105,209	99,367	108,019	129,916
Management fees	282,404	339,313	354,399	366,721
Net Income (Loss)	$(31,006,027)	$(28,244,546)	$612,013	$10,065,118

	Fourth Quarter 2013	Third Quarter 2013	Second Quarter 2013	First Quarter 2013
Revenue
Total net realized and unrealized gains (losses)	$(3,390,965)	$10,596,139	$(19,786,024)	$435,668
Interest income	4,277	2,856	3,629	5,503

Expenses
Administrative expenses	172,090	205,300	195,473	208,797
Brokerage commissions	114,738	110,876	146,973	120,863
Management fees	377,762	399,333	408,277	458,497
Net Income (Loss)	$(4,051,278)	$9,883,486	$(20,533,118)	$(346,986)

Financial Statements and Supplementary Data - Unaudited
Agricultural Sector Series

	Fourth Quarter 2014	Third Quarter 2014	Second Quarter 2014	First Quarter 2014
Revenue
Total net realized and unrealized gains (losses)	$184,274	$(539,364)	$(326,244)	$810,571
Interest income	231	248	485	528
Expenses
Administrative expenses	14,466	15,052	17,049	17,843
Brokerage commissions	980	3,146	3,172	5,865
Management fees	4,887	5,118	6,218	11,826
Net Income (Loss)	$164,172	$(562,432)	$(352,198)	$775,565

	Fourth Quarter 2013	Third Quarter 2013	Second Quarter 2013	First Quarter 2013
Revenue
Total net realized and unrealized gains (losses)	$(267,746)	$(12,193)	$(706,157)	$(182,988)
Interest income	329	291	320	262
Expenses
Administrative expenses	18,070	18,155	21,373	20,495
Brokerage commissions	5,015	4,773	8,323	6,491
Management fees	12,602	14,916	16,568	19,191
Net Income (Loss)	$(303,104)	$(49,746)	$(752,101)	$(228,903)

Financial Statements and Supplementary Data - Unaudited
RICI® Linked - PAM Advisors Fund, LLC

	Fourth Quarter 2014	Third Quarter 2014	Second Quarter 2014	First Quarter 2014
Revenue
Total net realized and unrealized gains (losses)	$(30,293,928)	$(28,165,287)	$924,479	$11,541,438
Interest income	2,077	2,630	3,907	5,264
Expenses
Administrative expenses	156,524	197,377	196,763	191,691
Brokerage commissions	106,189	102,513	111,191	135,781
Management fees	287,291	344,431	360,617	378,547
Net Income (Loss)	$(30,841,855)	$(28,806,978)	$259,815	$10,840,683

	Fourth Quarter 2013	Third Quarter 2013	Second Quarter 2013	First Quarter 2013
Revenue
Total net realized and unrealized gains (losses)	$(3,658,711)	$10,583,946	$(20,492,181)	$252,680
Interest income	4,606	3,147	3,949	5,765
MF Global gain (loss)	3,796,904	2,239,385	-	-
Expenses
Administrative expenses	190,160	223,455	216,846	229,292

Brokerage commissions	119,753	115,649	155,296	127,354
Management fees	390,364	414,249	424,845	477,688
Net Income (Loss)	$(557,478)	$12,073,125	$(21,285,219)	$(575,889)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s or any of the Series’ internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting.

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

     The management of PAM assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Company as a whole, as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework issued in 1992.  Based on its assessment, management has concluded that, as of December 31, 2014, PAM’s internal control over financial reporting with respect to each Series individually, as well as the Company as a whole, is effective based on those criteria.

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

Roxanne M. Bennett, 56, is the executive vice president and managing director of the Managing Member, which she joined in February 2007.  Ms. Bennett became an associated person of the Managing Member on April 24, 2007 and became a principal on May 8, 2007.  In her capacity as director, Ms. Bennett concentrates on the development and marketing of investment products offered by the Managing Member and its affiliates.  Ms. Bennett is responsible for overseeing the day-to-day activity of the Managing Member.  Ms. Bennett is also an associated person (since April 24, 2007) of Price.  Prior to joining the Managing Member, Ms. Bennett was a director with UBS Securities LLC (“UBS”), a bank owned FCM, from September 2006 to February 2007.  From January 1997 until the purchase of ABN AMRO Inc. by UBS Securities LLC in September 2006, Ms. Bennett was a director of ABN AMRO Incorporated, a bank owned FCM, and ABN AMRO Clearing and Management Services Inc., a registered commodity pool operator and commodity trading advisor (collectively “ABN AMRO”).  At ABN AMRO, Ms. Bennett was responsible for the development and distribution of alternative investment products and was a member of the investment committee selecting commodity trading advisors and hedge funds for asset allocations. In addition, Ms. Bennett oversaw the day-to-day administration and risk management for various alternative investment products.

 Marilyn S. Cleeff, 62, is the chief financial officer of Beeland Management Company, which she joined in December 2014.  Prior to joining Beeland, Ms. Cleeff devoted over 25 years as a senior executive and independent consultant to successful organizations providing client services to the financial industry.  Ms. Cleeff has a unique and diverse mix of accounting, audit, regulatory and operations experience that has enabled her to serve as a key resource in the development and control of financial reporting systems for broker-dealers, proprietary trading companies, fund advisors, and fund administrators.  Ms. Cleeff was North American Controller of MF Global, Inc. a broker dealer; Chief Financial Officer of Iowa Grain Company, a futures clearing firm; Director of Treasury for Mizuho Securities, Inc. in Chicago; and Managing Director of Spectrum Global Fund Administration. Ms. Cleeff holds an M.B.A. from Northwestern University’s Kellogg School of Management and a BS in accounting from the University of Illinois.  Ms. Cleeff is a CPA and an NFA principal.  Ms. Cleeff is on the board of directors of Reading Power, Inc., a non-profit literacy tutoring program, and the Kellogg Executive Women’s Network.

John D. Reese,  60, is the chief executive officer of the Managing Member, which he joined in January 2012.  Mr. Reese has been listed as a principal and registered as an associated person of the Managing Member since January 11, 2012 and January 23, 2012, respectively.  Mr. Reese is also founder and managing partner of Peak View Capital LLC, a private investment firm focused on acquisitions in the asset management industry, which he established in 2010.  From January 2008 to March 2010, Mr. Reese was executive managing director and senior vice-president of Wells Fargo Asset Management’s Evergreen Investments division, where he was principally responsible for its investment subsidiary business in North America, European Credit Management Ltd. (“ECM”), a London-based fixed income manager that was acquired by Wachovia Bank in 2007 and then by Wells Fargo in its acquisition of Wachovia Bank in 2008.  Prior to Wachovia Bank’s acquisition of ECM, Mr. Reese was president of ECM, Inc., the U.S.-based investment business of ECM, and partner and member of the board of directors of ECM’s parent firm from May 2002 to December 2007.  From October 1981 to December 2001, Mr. Reese was employed by Merrill Lynch in a variety of capacities, including most recently as managing director in the Global Debt Markets division in New York.  Mr. Reese earned a B.A. in Economics from Westminster College, with continuing study focusing on behavioral finance, portfolio management strategies, and global macro at Harvard’s Kennedy School, University of Chicago’s Booth GSB, Wharton, and MIT.  He holds FINRA Series 3, 5, 7, 8, 24, and 63 licenses.

David F. Schink, 45, is the chief operating officer and general counsel of the Managing Member, which he joined in January 2012.  Mr. Schink has been listed as a principal and registered as an associated person of the Managing

Member since February 29, 2012.  Mr. Schink is also a managing partner of Peak View Capital LLC, which he joined in April 2011. From June 2004 to March 2011, Mr. Schink was chief operating officer and general counsel of Contego Capital Partners, LLC, a Chicago-based registered investment advisor specializing in hedge fund investing where he was involved in strategic and day-to-day business affairs and was responsible for legal and regulatory risk management.  From April 2000 to May 2004, Mr. Schink was an associate at Kirkland & Ellis, LLP, where he represented private equity funds, registered investment advisors and other investment vehicles in a variety of transactions, and from October 1998 to March 2000 he was an associate at Sidley & Austin, where he represented financial institutions in structuring and negotiating structured finance and secured lending transactions.  Mr. Schink holds a B.A. from Hamilton College and a J.D. from Boston University School of Law.

Krishnan Seshadri, 65, is an officer of the Managing Member.  Mr. Seshadri joined the Managing Member in March 2007 and was registered as an associated person of the Managing Member on April 24, 2007, a principal of the Managing Member on March 1, 2010 and an associated person of Price on April 24, 2007.  He is responsible for the Managing Member’s day-to-day internal fund administration and accounting.  Prior to joining the Managing Member, Mr. Seshadri was an associated person of UBS from September 30, 2006 until March 9, 2007 and served as an associate director of UBS from October 2006 to March 2007 where he was responsible for overseeing the administration and fund accounting for various funds sponsored by UBS.  In September 2006, UBS acquired ABN AMRO Incorporated where Mr. Seshadri was an associated person from April 29, 2003 until September 30, 2006 and a vice-president from September 1999 to September 2006.  At ABN AMRO Incorporated, Mr. Seshadri was responsible for overseeing the administration and fund accounting for various funds sponsored by ABN AMRO Incorporated.

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

(i)   Audit Committee Financial Expert

Because the Company has no employees, officers or directors, the Company has no audit committee.  The Company is managed by the Managing Member.  Marilyn S. Cleeff, Chief Financial Officer, serves as the Managing Member’s “audit committee financial expert.”  Ms. Clark is not independent of the management of the Managing Member.  The Managing Member is a privately owned corporation managed by its shareholders.  It has no independent directors.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

As of February 28, 2015, PAM knows of no person who beneficially owns more than 5% of the Company’s Interests.

(b)   Security Ownership of Management

The Company has no officers or directors.  Under the terms of the Operating Agreement, the Company’s affairs are managed by PAM, which has discretionary authority over the Company’s trading.  As of February 28, 2015, PAM’s interest in the Total Index Series was valued at $27,625, which constituted 0.0232% of the Total Index Series’ total assets.  As of February 28, 2015, PAM’s interest in the Agricultural Sector Series was valued at $28,051, which constituted 1.1340% of the Agricultural Sector Series’ total assets.

As of February 28, 2015, PAM’s principals did not beneficially own Company Interests.

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

The Company paid PAM $1,390,886 in management fees for the year ended December 31, 2014 and $215,702 in support services fees for the year ended December 31, 2014.  PAM anticipates that a substantial majority of the support services fee will be used to pay broker-dealers for distribution related services to the Company such as hosting distribution platforms or providing custody solutions and thus will not be retained by PAM.

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

Item 14.   Principal Accountant Fees and Services

(1)Audit Fees

The aggregate fees for professional services rendered by McGladrey, the Company’s independent registered public accounting firm, in connection with their audit of the Company’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2014 and 2013 were approximately $158,500 and $156,000 respectively.

(2)Audit-Related Fees

There were no audit-related fees for professional services rendered by McGladrey for the benefit of the Company for the years ended December 31, 2014 and 2013.

(3)Tax Fees

The aggregate fees for professional services rendered by McGladrey,  for the benefit of the Company for the years ended December 31, 2014 and 2013 were approximately $48,500 and $55,500 respectively.  The fees paid were for the federal and state tax returns as well as for the preparation of Schedule K-1s for Members.

(4)All Other Fees

There were no other fees for professional services rendered by McGladrey for the benefit of the Company for the years ended December 31, 2014 and 2013.

(5)Pre-Approval Policies

The Managing Member pre-approves the engagement of the Company’s auditor for all services to be provided by the auditor.  The Managing Member has determined that the payments made to McGladrey for these services during 2014 and 2013 are compatible with maintaining the independence of McGladrey.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2014 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2015.

RICI® Linked – PAM Advisors Fund, LLC
(Registrant)

By: Price Asset Management, Inc.
Managing Member

By: /s/John D. Reese
John D. Reese
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Member of the Registrant and in the capacities and on the date indicated.

Title with
Signature	Managing Member	Date
/s/John D. Reese	Principal Executive Officer	March 30, 2015
John D. Reese

/s/Marilyn S. Cleeff	Principal Financial Officer	March 30, 2015
Marilyn S. Cleeff	Principal Accounting Officer

/s/David F. Schink	Chief Operating Officer	March 30, 2015
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