Form 10-Q
period 2015-03-31
RICI Linked - PAM Advisors Fund, LLC
filed 2015-05-14
CIK 1462567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The following unaudited financial statements of RICI® Linked – PAM Total Index Series and RICI® Linked – PAM Agricultural Sector Series, each a series of RICI® Linked – PAM Advisors Fund, LLC, as well as the unaudited financial statements of RICI® Linked – PAM Advisors Fund, LLC, are included in Item 1:

RICI® Linked - PAM Advisors Fund, LLC

Statements of Financial Condition

March 31, 2015 (Unaudited) and December 31, 2014

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Assets
Equity in broker trading account
Cash	$23,419,561	$29,045,258	$1,540,562	$1,573,767	$24,960,123	$30,619,025
Net unrealized gain (loss) on open futures contracts	(2,065,180)	(7,138,912)	(18,495)	(7,421)	(2,083,675)	(7,146,333)
	21,354,381	21,906,346	1,522,067	1,566,346	22,876,448	23,472,692

Cash and cash equivalents	602,993	9,151,574	82,291	352,420	685,284	9,503,994
Investments
Government-sponsored enterprise securities, at fair value	90,985,430	126,971,000	799,968	999,580	91,785,398	127,970,580
Total assets	$112,942,804	$158,028,920	$2,404,326	$2,918,346	$115,347,130	$160,947,266

Liabilities and Members' Equity (Net Assets)
Accrued operating expenses	$145,182	$168,961	$31,418	$37,681	$176,600	$206,642
Management fee payable to Managing Member	61,059	85,429	1,270	1,544	62,329	86,973
Support services fee payable	9,388	13,136	195	237	9,583	13,373
Servicing fee payable to selling agent	12,488	14,824	1,515	1,927	14,003	16,751
Withdrawals payable	4,837,129	9,216,197	-	119,824	4,837,129	9,336,021
Subscriptions received in advance	5,000	90,000	-	-	5,000	90,000
	5,070,246	9,588,547	34,398	161,213	5,104,644	9,749,760
Members' equity (net assets)	107,872,558	148,440,373	2,369,928	2,757,133	110,242,486	151,197,506

Total liabilities and members' equity (net assets)	$112,942,804	$158,028,920	$2,404,326	$2,918,346	$115,347,130	$160,947,266

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

March 31, 2015 (Unaudited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Net Unrealized		Net Unrealized		Net Unrealized
	Gain (Loss)	Percent of	Gain (Loss)	Percent of	Gain (Loss)	Percent of
	on Open	Members'	on Open	Members'	on Open	Members'
	Long Futures	Equity	Long Futures	Equity	Long Futures	Equity
	Contracts	(Net Assets)	Contracts	(Net Assets)	Contracts	(Net Assets)
Futures contracts*
United States
Agriculture	$(132,870)	(0.12)%	$(10,895)	(0.46)%	$(143,765)	(0.13)%
Energy	(828,590)	(0.77)	-	-	(828,590)	(0.75)
Metals	(270,580)	(0.25)	-	-	(270,580)	(0.25)
Total futures contracts - United States	(1,232,040)	(1.14)	(10,895)	(0.46)	(1,242,935)	(1.13)
Foreign
Agriculture	(138,772)	(0.13)	(7,600)	(0.32)	(146,372)	(0.13)
Energy	(552,480)	(0.51)	-	-	(552,480)	(0.50)
Metals	(141,888)	(0.13)	-	-	(141,888)	(0.13)
Total futures contracts - Foreign	(833,140)	(0.77)	(7,600)	(0.32)	(840,740)	(0.76)
Total net unrealized loss on open futures contracts	$(2,065,180)	(1.91)%	$(18,495)	(0.78)%	$(2,083,675)	(1.89)%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.
The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

March 31, 2015 (Unaudited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
			Percent of			Percent of			Percent of
			Members'			Members'			Members'
Government-sponsored enterprise securities			Equity			Equity			Equity
United States	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)
U.S.Treasury Bills
$ 5,000,000 Treasury bill due 04/16/2015	$4,999,000	$5,000,000	4.64%	$-	$-	-%	$4,999,000	$5,000,000	4.54%
$ 10,000,000 Treasury bill due 06/11/2015	9,995,704	9,999,600	9.27	-	-	-	9,995,704	9,999,600	9.07
$ 35,000,000 Treasury bill due 06/25/2015	34,986,062	34,998,600	32.44	-	-	-	34,986,062	34,998,600	31.75
$ 800,000 Treasury bill due 06/25/2015	-	-	-	799,686	799,968	33.75	799,686	799,968	0.73
$3,000,000 Treasury bill due 08/20/2015	2,999,012	2,999,250	2.78	-	-	-	2,999,012	2,999,250	2.72
$20,000,000 Treasury bill due 08/27/2015	19,993,213	19,993,800	18.53	-	-	-	19,993,213	19,993,800	18.14
$10,000,000 Treasury bill due 08/27/2015	9,996,461	9,996,900	9.27	-	-	-	9,996,461	9,996,900	9.07
$8,000,000 Treasury bill due 09/03/2015	7,996,050	7,997,280	7.41	-	-	-	7,996,050	7,997,280	7.25

Total Government-sponsored enterprise securities	$90,965,502	$90,985,430	84.34%	$799,686	$799,968	33.75%	$91,765,188	$91,785,398	83.27%

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

December 31, 2014

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Net Unrealized		Net Unrealized		Net Unrealized
	Gain (Loss)	Percent of	Gain (Loss)	Percent of	Gain (Loss)	Percent of
	on Open	Members'	on Open	Members'	on Open	Members'
	Long Futures	Equity	Long Futures	Equity	Long Futures	Equity
	Contracts	(Net Assets)	Contracts	(Net Assets)	Contracts	(Net Assets)
Futures contracts
United States
Agriculture	$(113,639)	(0.08)%	$(5,158)	(0.19)%	$(118,797)	(0.08)%
Energy
425 Crude Feb 7 Mar 2015 contracts	(1,942,130)	(1.31)	-	-	(1,942,130)	(1.28)
Other *	(1,318,782)	(0.89)	-	-	(1,318,782)	(0.87)
Metals*	(314,435)	(0.21)	-	-	(314,435)	(0.21)
Total futures contracts - United States	(3,688,986)	(2.49)	(5,158)	(0.19)	(3,694,144)	(2.44)
Foreign
Agriculture*	(98,704)	(0.07)	(2,263)	(0.08)	(100,967)	(0.07)
Energy*	(1,565,385)	(1.05)	-	-	(1,565,385)	(1.04)
Metals*	(1,785,837)	(1.20)	-	-	(1,785,837)	(1.18)
Total futures contracts - Foreign	(3,449,926)	(2.32)	(2,263)	(0.08)	(3,452,189)	(2.29)
Total net unrealized loss on open futures contracts	$(7,138,912)	(4.81)%	$(7,421)	(0.27)%	$(7,146,333)	(4.73)%

* No individual futures contract position constituted greater than 1% of members' equity (net assets).
Accordingly, the number of contracts and expiration dates are not presented.
The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Condensed Schedule of Investments

December 31, 2014

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
			Percent of			Percent of			Percent of
			Members'			Members'			Members'
Government-sponsored enterprise securities			Equity			Equity			Equity
United States	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)	Cost	Fair Value	(Net Assets)
U.S.Treasury Bills
$ 20,000,000 Treasury bill due 01/02/2015	$19,995,614	$20,000,000	13.47%	$-	$-	-%	$19,995,614	$20,000,000	13.23%
$ 17,000,000 Treasury bill due 01/02/2015	16,996,272	17,000,000	11.45	-	-	-	16,996,272	17,000,000	11.24
$ 5,000,000 Treasury bill due 02/12/2015	4,998,874	4,999,900	3.37	-	-	-	4,998,874	4,999,900	3.31
$ 10,000,000 Treasury bill due 03/05/2015	9,997,632	9,999,700	6.74	-	-	-	9,997,632	9,999,700	6.61
$ 5,000,000 Treasury bill due 04/16/2015	4,999,000	4,999,500	3.37	-	-	-	4,999,000	4,999,500	3.31
$ 10,000,000 Treasury bill due 06/11/2015	9,995,704	9,997,100	6.73	-	-	-	9,995,704	9,997,100	6.61
$ 60,000,000 Treasury bill due 06/25/2015	59,976,110	59,974,800	40.40	-	-	-	59,976,110	59,974,800	39.67
$ 1,000,000 Treasury bill due 06/25/2015	-	-	-	999,607	999,580	36.25	999,607	999,580	0.66

Total Government-sponsored enterprise securities	$126,959,206	$126,971,000	85.53%	$999,607	$999,580	36.25%	$127,958,813	$127,970,580	84.64%

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Statements of Operations

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014
Realized and unrealized gains (losses) on investments
Realized gains (losses) on futures contracts	$(15,453,302)	$6,434,225	$(213,527)	$301,811	$(15,666,829)	$6,736,036
Realized gains on securities	19,524	12,054	31	417	19,555	12,471
Change in unrealized gains (losses) on open futures contracts	5,073,732	4,257,149	(11,074)	507,991	5,062,658	4,765,140
Change in unrealized gains on securities	8,135	27,439	309	352	8,444	27,791
Brokerage commissions	(74,295)	(129,916)	(1,910)	(5,865)	(76,205)	(135,781)
Net realized and unrealized gain (loss) on investments	(10,426,206)	10,600,951	(226,171)	804,706	(10,652,377)	11,405,657

Investment income
Interest income	2,230	4,736	234	528	2,464	5,264
Other income	86,393	-	-	-	86,393	-
	88,623	4,736	234	528	88,857	5,264
Expenses
Management fees	202,200	366,721	3,997	11,826	206,197	378,547
Operating expenses	85,425	96,845	12,152	13,557	97,577	110,402
Support services fee	31,091	57,166	615	1,818	31,706	58,984
Servicing fees	12,488	19,837	1,514	2,468	14,002	22,305
	331,204	540,569	18,278	29,669	349,482	570,238
Net investment loss	(242,581)	(535,833)	(18,044)	(29,141)	(260,625)	(564,974)
Net income (loss)	$(10,668,787)	$10,065,118	$(244,215)	$775,565	$(10,913,002)	$10,840,683

The accompanying notes are an integral part of these financial statements.

RICI® Linked - PAM Advisors Fund, LLC

Statement of Changes in Members' Equity (Net Assets)

For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Total Index Series			Agricultural Sector Series			Total RICI® Linked - PAM Advisors Fund, LLC
	Managing Member	Non- Managing Members	Total	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Members' equity (net assets)
December 31, 2014	$28,167	$148,412,206	$148,440,373	$29,468	$2,727,665	$2,757,133	$57,635	$151,139,871	$151,197,506
Subscriptions, net	-	688,317	688,317	-	15,572	15,572	-	703,889	703,889
Withdrawals	-	(30,587,345)	(30,587,345)	-	(158,562)	(158,562)	-	(30,745,907)	(30,745,907)
Net loss	(2,078)	(10,666,709)	(10,668,787)	(2,572)	(241,643)	(244,215)	(4,650)	(10,908,352)	(10,913,002)

Members' equity (net assets)
March 31, 2015	$26,089	$107,846,469	$107,872,558	$26,896	$2,343,032	$2,369,928	$52,985	$110,189,501	$110,242,486

Members' equity (net assets)
December 31, 2013	$36,417	$221,434,974	$221,471,391	$32,352	$7,006,656	$7,039,008	$68,769	$228,441,630	$228,510,399
Subscriptions, net	-	19,772,000	19,772,000	-	-	-	-	19,772,000	19,772,000
Withdrawals	-	(13,904,420)	(13,904,420)	-	(3,769,346)	(3,769,346)	-	(17,673,766)	(17,673,766)
Net income (loss)	1,733	10,063,385	10,065,118	3,725	771,840	775,565	5,458	10,835,225	10,840,683

Members' equity (net assets)
March 31, 2014	$38,150	$237,365,939	$237,404,089	$36,077	$4,009,150	$4,045,227	$74,227	$241,375,089	$241,449,316

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

Accounting policies:   The Company follows generally accepted accounting principles (GAAP), as established by the Financial Accounting Standards Board (FASB), to ensure consistent reporting of financial condition and results of operations.    The Company determined that it meets the definition of an investment company for accounting purposes and therefore follows the investment company accounting guidance.

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

Note 1.Nature of Operations and Significant Accounting Policies (Continued)

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

The FASB provides guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements.  The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  Through March 31, 2015 management has determined that there are no material uncertain income tax positions.

The Company is not subject to examination by U.S. Federal and state tax authorities for years before 2011.

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

Note 2.Fair Value of Financial Instruments (Continued)

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014	2015	2014
Description	Level 1	Level 1	Level 1	Level 1	Level 1	Level 1

Equity in broker trading
accounts
Futures contracts	$(2,065,180)	$(7,138,912)	$(18,495)	$(7,421)	$(2,083,675)	$(7,146,333)
Cash and cash equivalents
Money market funds	316,750	8,807,006	48,748	203,815	365,498	9,010,821
Investments
Government-sponsored
enterprise securities	90,985,430	126,971,000	799,968	999,580	91,785,398	127,970,580
	$89,237,000	$128,639,094	$830,221	$1,195,974	$90,067,221	$129,835,068

At March 31, 2015 and December 31, 2014 the Company had no Level 2 or Level 3 assets or liabilities.  The Company assesses the levels or assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstance that caused the transfer.  There was no transfer among Levels 1, 2 and 3 during the period ended March 31, 2015 and year ended December 31, 2014.

In addition, substantially all of the Company’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Note 3.Derivative Instruments

The Company’s derivative contracts are comprised of futures contracts. These derivative contracts are recorded on the statements of financial condition as assets measured at fair value and the related realized and unrealized gain (loss) associated with these derivatives is recorded in the statements of operations. The Company has considered the counterparty credit risk related to all its futures contracts and does not deem any counterparty credit risk material at this time.  The Company does not consider any derivative instruments to be hedging instruments, as this term is defined under FASB guidance.

Note 3.Derivative Instruments (Continued)

Total Index Series

As of March 31, 2015 and December 31, 2014 the Total Index Series’ derivative contracts had the following impact on the statement of financial condition:

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	March 31, 2015	March 31, 2015	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$342,902	$(614,544)	$(271,642)
Energy			400	(1,381,469)	(1,381,069)
Metals			1,307,625	(1,720,094)	(412,469)

			$1,650,927	$(3,716,107)	$(2,065,180)

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	December 31, 2014	December 31, 2014	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$1,145,657	$(1,358,000)	$(212,343)
Energy			315	(4,826,612)	(4,826,297)
Metals			1,498,882	(3,599,154)	(2,100,272)

			$2,644,854	$(9,783,766)	$(7,138,912)

For the three months ended March 31, 2015 and 2014 the Total Index Series’ derivative contracts had the following impact on the statement of operations:

		Three months ended March 31, 2015
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(4,094,503)	$(59,299)	$(4,153,802)
Energy		(9,043,196)	3,445,227	(5,597,969)
Metals		(2,315,603)	1,687,804	(627,799)

		$(15,453,302)	$5,073,732	$(10,379,570)

		Three months ended March 31, 2014
	Contract Risk	Realized gains (losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$4,549,468	$4,890,195	$9,439,663
Energy		3,137,665	(972,949)	2,164,716
Metals		(1,252,908)	339,903	(913,005)

		$6,434,225	$4,257,149	$10,691,374

For the three months ended March 31, 2015 and 2014, the monthly average number of futures contracts bought and sold was approximately 5,483 and 5,118, respectively.

Notes 3.  Derivatives Instruments (Continued)

As of March 31, 2015, the gross and net information related to the Total Index Series’ derivatives eligible for offset had the following impact on the statement of financial condition:

March 31, 2015
			Net Amount of
	Gross Amount Offset	Gross Amounts Offset	Unrealized Loss Presented
	Recognized Assets	in the Statement of	in the Statement
	and Liabilities	Financial Condition	of Financial Condition
Assets
U.S. and foreign futures contracts	$1,650,927	$(1,650,927)	$-

Liabilities
U.S. and foreign futures contracts	3,716,107	(1,650,927)	2,065,180

As of March 31, 2015, the net amount of unrealized gain (loss) by counterparty is not offset by cash collateral posted and deposited.

March 31, 2015
	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Posted/Deposited	Net Amount
Counterparty A	$(684,110)	$-	$684,110	$-
Counterparty B	(1,381,070)	-	1,381,070	-
Total	$(2,065,180)	$-	$2,065,180	$-

As of December 31, 2014, the gross and net information related to the Total Index Series’ derivatives eligible for offset had the following impact on the statement of financial condition:

December 31, 2014
			Net Amount of
	Gross Amount Offset	Gross Amounts Offset	Unrealized Loss Presented
	Recognized Assets	in the Statement of	in the Statement
	and Liabilities	Financial Condition	of Financial Condition
Assets
U.S. and foreign futures contracts	$2,644,853	$(2,644,853)	$-

Liabilities
U.S. and foreign futures contracts	9,783,765	(2,644,853)	7,138,912

As of December 31, 2014, the net amount of unrealized gain (loss) by counterparty is not offset by cash collateral posted and deposited.

December 31, 2014
	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Posted/Deposited	Net Amount
Counterparty A	$(2,262,284)	$-	$2,262,284	$-
Counterparty B	(4,876,628)	-	4,876,628	-
Total	$(7,138,912)	$-	$7,138,912	$-

Note 3. Derivative Instruments (Continued)

Agricultural Sector Series

As of March 31, 2015 and December 31, 2014, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of financial condition:

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	March 31, 2015	March 31, 2015	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$20,455	$(38,950)	$(18,495)
Energy			-	-	-
Metals			-	-	-

			$20,455	$(38,950)	$(18,495)

			Asset Derivatives	Liability Derivatives
	Contract Risk	Location	December 31, 2014	December 31, 2014	Net

Futures:	Commodity price	Equity in broker trading account
Agriculture			$58,629	$(66,050)	$(7,421)
Energy			-	-	-
Metals			-	-	-

			$58,629	$(66,050)	$(7,421)

For the three months ended March 31, 2015 and 2014, the Agricultural Sector Series’ derivative contracts had the following impact on the statement of operations:

		Three months ended March 31, 2015
	Contract Risk	Realized gains ( losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$(213,527)	$(11,074)	$(224,601)
Energy		-	-	-
Metals		-	-	-

		$(213,527)	$(11,074)	$(224,601)

		Three months ended March 31, 2014
	Contract Risk	Realized gains ( losses) on futures contracts	Change in unrealized gains (losses) on open futures contracts	Net trading gains (losses)
Futures:	Commodity price
Agriculture		$301,811	$507,991	$809,802
Energy		-	-	-
Metals		-	-	-

		$301,811	$507,991	$809,802

For the three months ended March 31, 2015 and 2014, the monthly average number of futures contracts bought and sold was approximately 138 and 314, respectively.

Note 3.  Derivative Instruments (Continued)

As of March 31, 2015, the gross and net information related to the Agricultural Sector Series’ derivatives eligible for offset had the following impact on the statement of financial condition.

March 31, 2015
			Net Amount of
	Gross Amount Offset	Gross Amounts Offset	Unrealized Loss Presented
	Recognized Assets	in the Statement of	in the Statement
	and Liabilities	Financial Condition	of Financial Condition
Assets
U.S. and foreign futures contracts	$20,455	$(20,455)	$-

Liabilities
U.S. and foreign futures contracts	38,950	(20,455)	18,495

As of March 31, 2015, the net amount of unrealized gain (loss) by counterparty is not offset by cash collateral posted and deposited.

March 31, 2015
	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Posted/Deposited	Net Amount

Counterparty A	$(7,973)	$-	$7,973	$-
Counterparty B	(10,522)	-	10,522	-
Total	$(18,495)	$-	$18,495	$-

As of December 31, 2014, the gross and net information related to the Agricultural Sector Series’ derivatives eligible for offset had the following impact on the statement of financial condition.

December 31, 2014
			Net Amount of
	Gross Amount Offset	Gross Amounts Offset	Unrealized Loss Presented
	Recognized Assets	in the Statement of	in the Statement
	and Liabilities	Financial Condition	of Financial Condition
Assets
U.S. and foreign futures contracts	$58,629	$(58,629)	$-

Liabilities
U.S. and foreign futures contracts	66,050	(58,629)	7,421

As of December 31, 2014, the net amount of unrealized gain (loss) by counterparty is not offset by cash collateral posted and deposited.

December 31, 2014
	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Posted/Deposited	Net Amount

Counterparty A	$644	$-	$(644)	$-
Counterparty B	(8,065)	-	8,065	-
Total	$(7,421)	$-	$7,421	$-

Note 4.Equity in Broker Trading Accounts

Cash and financial instruments held at the Company’s clearing brokers collateralize amounts due to the clearing brokers, if any, and may serve to satisfy regulatory or clearing broker margin requirements.  The Company earns interest on its assets deposited with brokers.  At March 31, 2015 and December 31, 2014, the following amounts of cash were held at clearing brokers to satisfy margin requirements.

	March 31, 2015	December 31, 2014

Total Index Series	$7,638,542	$10,104,672
Agricultural Sector Series	115,273	140,210

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

Note 7.Fees and Expenses

Each Series pays the Managing Member a monthly management fee of 0.054167 percent of the month-end Net Asset Value of each non-managing member's capital account in the Company (0.65 percent per annum).  The Managing Member may waive or reduce its management fee in respect of any non-managing member without entitling any other non-managing member to a similar waiver or reduction. There were no waived management fees for the three months ended March 31, 2015 and 2014.

The management fees for the three months ended March 31, 2015 and 2014 were as follows and are reflected in the statements of operations.

	Three months ended
	March 31, 2015	March 31, 2014

Total Index Series	$202,200	$366,721
Agricultural Sector Series	3,997	11,826
The Company	$206,197	$378,547

Note 7.Fees and Expenses (Continued)

Non-managing members in the Company introduced by their respective selling agents may be charged a monthly service fee of 0.0833 percent (1 percent per annum) payable to the selling agent.  They may also be charged an upfront sales fee of up to one percent of the subscriptions amount that is deducted from the subscription proceeds and paid to the applicable selling agent, if any.  For the three months ended March 31, 2015 and 2014 subscriptions are net of the following amounts in sales fees that were charged to applicable non-managing members.

	Three months ended
	March 31, 2015	March 31, 2014

Total Index Series	$1,300	$3,000
Agricultural Sector Series	-	-
The Company	$1,300	$3,000

Non-managing members introduced through qualified advisors, including the marketing representative, Uhlmann Price Securities, LLC, will not be charged a service fee.  Uhlmann Price Securities, LLC, an affiliate of the Managing Member, will be paid its introducing fee by the Managing Member without reimbursement from the Company. The Company incurred the following amount of servicing fees to the selling agents during the three and nine months ended March 31, 2015 and 2014, respectively.

	Three months ended
	March 31, 2015	March 31, 2014

Total Index Series	$12,488	$19,837
Agricultural Sector Series	1,514	2,468
The Company	$14,002	$22,305

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

The Company incurred the following amount of support services fees during the three months ended March 31, 2015 and 2014, respectively.

	Three months ended
	March 31, 2015	March 31, 2014

Total Index Series	$31,091	$57,166
Agricultural Sector Series	615	1,818
The Company	$31,706	$58,984

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

Note 9.Financial Highlights

Financial highlights for non-managing members of the Company for the three months ended March 31, 2015 and 2014 are as follows:

	Total Index Series		Agricultural Sector Series
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total Return	(7.57)%	4.51%	(9.01)%	11.27%
Ratios to average members' equity
(net assets)
Total expenses (1) (3)	1.04%	0.95%	2.90%	1.69%
Net investment loss (2) (3)	(0.76)%	(0.94)%	(2.86)%	(1.66)%

(1) The ratio of operating expenses to average members’ equity (net asset) values does not include brokerage commissions.

(2)  Net investment loss does not include net realized and unrealized gains and losses and the related brokerage commissions of the Series.

(3)  Annualized.

Each ratio is calculated for the non-managing members taken as a whole. Total return is based on the change in value during the period of a theoretical investment made in each Series at the beginning of each calendar month during the period. The computation of an individual non-managing member’s ratios may vary from the ratios calculated above based on any fee waivers.

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

Note 11.Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2015, the statements of operations for the three months ended March 31, 2015 and 2014 and changes in members’ equity (net assets) for the three months ended March 31, 2015 and 2014 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the Managing Member, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of March 31, 2015, results of operations for the three months ended March 31, 2015 and 2014 and changes in members’ equity (net assets) for the three months ended March 31, 2015 and 2014.  The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2014 Form 10-K as filed with the SEC.

Note 12.Subsequent Events

The Company’s management evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

Subsequent to March 31, 2015,  subscriptions and withdrawals of interests were as follows:

	Total Index Series		Agricultural Sector Series		Total RICI® Linked - PAM Advisors Fund, LLC
	Subscriptions	Withdrawals	Subscriptions	Withdrawals	Subscriptions	Withdrawals
April	$5,000	$(1,405,903)	$-	$-	$5,000	$(1,405,903)
May	5,000	-	-	-	5,000	-

Total	$10,000	$(1,405,903)	$-	$-	$10,000	$(1,405,903)

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

LIQUIDITY

Approximately 90% of the Company’s assets, excluding the assets used to satisfy margin requirements, are invested in U.S. government securities, including securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission (CFTC) -authorized investments and certain other money market instruments at one or more federally chartered U.S. banking institutions.  The aforementioned positions are withdrawn, as necessary, to pay withdrawals and expenses.  Price Asset Management, Inc. (the Managing Member) will commit the remaining assets of each Series to margin such Series’ futures, forward and swap positions such that the total market exposure of each Series is approximately equal to its net assets.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the futures trading, the Company’s assets are highly liquid and are expected to remain so.  During its operations through March 31, 2015, the Company experienced no meaningful periods of illiquidity in any of the markets traded by the Managing Member on behalf of the Company.

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

Three Months ended March 31, 2015

Total Index Series

During the first quarter of 2015, the Total Index Series achieved a net realized and unrealized loss of $10,453,865 from its trading operations, which is net of brokerage commissions of $74,295.  The Total Index Series incurred total expenses of $331,204 including $202,200 in Management Fees (paid to the Managing Member), $12,488 in Servicing Fees (paid to selling agents), $85,425 in operating expenses, and $31,091 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Total Index Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Total Index series earned $2,230 in interest income.  An analysis of trading gains and losses by market sector is as follows:

Sector	Percentage Gain (Loss)
Agricultural	(2.88)%
Energy	(3.76)%
Metals	(0.61)%

Total Portfolio	(7.25)%

The Total Index Series posted a net loss of (5.50)% in January. The metals sector posted a modest gain of 0.26% and the agricultural and energy sectors posted a net loss of (2.37)% and (3.40)%, respectively.    Highest grossing commodities for the Total Index Series’ performance in January were silver, gold, platinum, milk and sugar.

The Total Index Series posted a net gain of 3.79% in February. Agricultural and energy sectors posted gains of 0.83% and 3.57%, respectively, and the metals sector posted a loss of (0.61)%. Highest grossing commodities for the Total Index Series’ performance in February were gas oil, heating oil, natural gas, brent oil and rubber.

The Total Index Series posted a net loss of (5.54)% in March. All three sectors, agricultural, energy and metals posted a loss of (1.35)%, (3.93)% and (0.26)%, respectively. The highest grossing commodities for the Total Index Series’ performance in March were live cattle, lead, wheat, orange juice, copper.

Agricultural Sector Series

During the first quarter of 2015, the Agricultural Sector Series achieved a net realized and unrealized loss of $226,511 from its trading operations, which is net of brokerage commissions of $1,910.  The Agricultural Sector Series incurred total expenses of $18,279, including $3,997 in Management Fees (paid to the Managing Member), $1,514 in Servicing Fees (paid to selling agents), $12,153 in operating expenses, and $615 in Support Services Fees (paid to the Managing Member; the Managing Member anticipates that a substantial majority of the Support Services Fees will be used to pay broker-dealers for distribution related services to the Agricultural Sector Series such as hosting distribution platforms or providing custody solutions and thus will not be retained by the Managing Member).  The Agricultural Sector Series earned $234 in interest income.

The Agricultural Sector Series posted a net loss of (6.80)% in January. Highest grossing commodities for the Agricultural Sector Series’ performance in July were milk, sugar, robusta coffee, orange juice and cotton.

The Agricultural Sector Series posted a net gain of 2.44% in February. Highest grossing commodities for the Agricultural Sector Series’ performance in August were rubber, cocoa, soybean oil, cotton and soybeans.

The Agricultural Sector Series posted a net loss of (3.92)% in March. Highest grossing commodities for the Agricultural Sector Series’ performance in September were live cattle, winter red hard wheat, orange juice, rice and winter red soft wheat.

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

CONTRACTUAL OBLIGATIONS

The Company does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Company’s sole business is trading long (contracts to buy) futures, and potentially forward and swap, contracts.  All such contracts are settled by offset, not delivery.  The Financial Statements of the Company present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the open futures and other investments at March 31, 2015 (unaudited) and December 31, 2014.

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

Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Total Index Series’ open positions by market category for the quarter ended March 31, 2015 and fiscal year ended December 31, 2014.  During the quarter ended March 31, 2015 and the fiscal year ended December 31, 2014, the Total Index Series’ average total capitalization was approximately $114,948,223 and $205,636,918, respectively.

TotaI Index Series
Three Months Ended March 31, 2015
Market Sector	Average Value at Risk	% of Average Capitalization		Highest Value at Risk	Lowest Value at Risk
Commodities	$7.15	6.2%	%	$8.21	$5.13

TotaI Index Series
Fiscal Year Ended December 31, 2014
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$10.53	5.1%	$11.71	$9.22

Average, highest and lowest Value at Risk amounts relate to the quarter end amounts during the relevant period. Average Capitalization is the average of the Total Index Series’ capitalization at the end of each month during the relevant period. Dollar amounts represent millions of dollars.

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Agricultural Sector Series’ open positions by market category for the quarter ended March 31, 2015 and fiscal year ended December 31, 2014.  During the quarter ended March 31, 2015 and the fiscal year ended December 31, 2014, the Agricultural Sector Series’ average total capitalization was approximately $2,432,255 and $3,964,621, respectively.

Agricultural Sector Series
Three Months Ended March 31, 2015
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.12	4.9%	$0.123	$0.114

Agricultural Sector Series
Fiscal Year Ended December 31, 2014
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Commodities	$0.20	5.0%	$0.35	$0.14

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

Qualitative Disclosures

There have been no material changes in the qualitative disclosures about market risk to the Company from those previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014.

ITEM 4.CONTROLS AND PROCEDURES

The Managing Member, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Company and each Series as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no changes in the Managing Member’s internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting with respect to the Company and each Series.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2015, the Total Index Series issued Interests, to both new and existing Members, in the following dollar amounts: January: $188,102;  February: $146,108; and March: $354,107.

During the first quarter of 2015, the Agricultural Sector Series issued Interests, to both new and existing Members, in the following dollar amounts: January:  $15,572; February:  $0; and March: $0.

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

The following table summarizes the withdrawals by Members from the Total Index Series during the three months ended March 31, 2015:

Total Index Series
Date of Closing	Total Amount of Withdrawals
January 31, 2015	$24,722,189
February 28, 2015	$1,028,027
March 31, 2015	$4,837,129

The following table summarizes the withdrawals by Members from the Agricultural Sector Series during the three months ended March 31, 2015:

Agricultural Sector Series
Date of Closing	Total Amount of Withdrawals
January 31, 2015	$126,240
February 28, 2015	$32,322
March 31, 2015	$-

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
101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2015, filed with the SEC on  May 13, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Statements of Financial Condition as of March 31, 2015 and December 31, 2014, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended March 31, 2015 and March 31, 2014; (iii) the Unaudited Condensed Schedule of Investments as of March 31, 2015 and December 31, 2014; (iv) the Unaudited Statements of Changes in Members’ Equity as of March 31, 2015 and March 31, 2014, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ay 15, 2015

Date: May 13, 2015	RICI® Linked – PAM Advisors Fund, LLC
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
101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2015, filed with the SEC on  May 13, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Statements of Financial Condition as of March 31, 2015 and December 31, 2014, (ii) the Unaudited Consolidated Statements of Operations for the quarter and year to date ended March 31, 2015 and December 31, 2014; (iii) the Unaudited Condensed Schedule of Investments as of March 31, 2015 and December 31, 2014; (iv) the Unaudited Statements of Changes in Members’ Equity as of March 31, 2015 and March 31, 2014, and (v) Notes to Unaudited Consolidated Financial Statements.